Form 10QSB
period 2003-03-31
DRAVCO MINING INC
filed 2003-05-12
CIK 1130808

=========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

          OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from to



                       COMMISSION FILE NUMBER - 333-54044

                               DRAVCO MINING INC.
             (Exact name of registrant as specified in its charter)


       NEVADA                                  88-0474904
       (State of other jurisdiction of         (IRS Employer
       incorporation or organization)          Identification Number)


                               DRAVCO MINING INC.
                         1865 DILWORTH DRIVE, SUITE 101
                            KELOWNA, BRITISH COLUMBIA
                                 CANADA V1Y 9T1
                    (Address of principal executive offices)

                                 (604) 687-6991
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2003: 5,000,000.

=========================================================================

                          PART I. FINANCIAL INFORMATION



INDEPENDENT ACCOUNTANTS' REPORT

To the Director of
Dravco Mining Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet as at March 31, 2003, the statements of operations for the three month periods ended March 31, 2003 and 2002 and from inception on September 20, 2000 through March 31, 2003, the statement of stockholders' equity for the three month period ended March 31, 2003, and the statements of cash flows for the three month periods ended March 31, 2003 and 2002 and from inception on September 20, 2000 through March 31, 2003 of Dravco Mining Inc. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As described in Note 1, the accompanying financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, accordingly the comparative balance sheet presented is for the preceding fiscal year ended December 31, 2002. The full financial statements for the year ended December 31, 2002, which includes the balance sheet as at that date, were audited by us and we expressed an unqualified opinion on them in our report dated January 15, 2003. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage with respect to its mineral property. The Company has not determined whether the exploration property contains ore reserves that are economically recoverable. At March 31, 2003 the Company has nominal cash resources and requires new financing to maintain operations and initiate exploration work on its mineral property. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VANCOUVER,  CANADA
MAY  7,  2003                                              CHARTERED ACCOUNTANTS

------------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------


                                                          MARCH 31,   DECEMBER 31,
                                                            2003          2002
                                                             $             $
------------------------------------------------------------------------------------
                                       ASSETS

CURRENT
     Cash                                                     1,113          2,537
-----------------------------------------------------------------------------------

TOTAL ASSETS                                                  1,113          2,537
===================================================================================

                                   LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                13,400          4,250
     Advances from a related party                           24,939         24,939
-----------------------------------------------------------------------------------
TOTAL LIABILITIES
                                                             38,339         29,189
-----------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK

  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding: 5,000,000 shares
  (December 31, 2002:  5,000,000 shares)                         50             50

DEFICIT ACCUMULATED DURING THE
  EXPLORATION STAGE                                         (37,276)       (26,702)
-----------------------------------------------------------------------------------
                                                            (37,226)       (26,652)
-----------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          1,113          2,537
===================================================================================

--------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                            CUMULATIVE
                                                                FROM
                                                            SEPTEMBER 20,
                                             FOR THE            2000
                                          THREE MONTHS     (INCEPTION) TO
                                         ENDED MARCH 31,      MARCH 31,
                                        2003         2002        2003
                                         $            $           $
REVENUE                                       -            -         -
--------------------------------------------------------------------------------

MINERAL PROPERTY COSTS                        -            -     1,564

GENERAL AND ADMINISTRATIVE
   EXPENSES
     Accounting and administration            -        1,500     3,521
     Audit fees                             551            -     5,551
     Bank charges                            23           23       205
     Filing fees                              -            -     1,435
     Legal fees                          10,000            -    25,000
--------------------------------------------------------------------------------

                                         10,574        1,523    37,276
--------------------------------------------------------------------------------

NET LOSS                                (10,574)      (1,523)  (37,276)
================================================================================

BASIC AND DILUTED LOSS PER SHARE          (0.00)       (0.00)
=============================================================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING              5,000,000    5,000,000
=============================================================

--------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

FROM INCEPTION (SEPTEMBER 20, 2000) TO MARCH 31, 2003
--------------------------------------------------------------------------------

                                                      DEFICIT
                                                    ACCUMULATED
                                  COMMON STOCK       DURING THE       TOTAL
                              -------------------   EXPLORATION   STOCKHOLDERS'
                                SHARES    AMOUNT       STAGE          EQUITY
--------------------------------------------------------------------------------
                                             $           $              $
BALANCE, SEPTEMBER 20, 2000            -        -             -               -

Common stock issued for cash
   at $0.00001 per share       5,000,000       50             -              50

Net loss for the period                -        -       (19,386)        (19,386)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000     5,000,000       50       (19,386)        (19,336)

Net loss for the year                  -        -        (2,097)         (2,097)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001     5,000,000       50       (21,483)        (21,433)

Net loss for the year                  -        -        (5,219)         (5,219)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002     5,000,000       50       (26,702)        (26,652)

Net loss for the period                -        -       (10,574)        (10,574)
--------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003        5,000,000       50       (37,276)        (37,226)
================================================================================

--------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                      CUMULATIVE
                                                                         FROM
                                                                      SEPTEMBER
                                                                          20,
                                                     FOR THE             2000
                                                  THREE MONTHS       (INCEPTION)
                                                 ENDED MARCH 31,          TO
                                                                      MARCH 31,
                                                2003        2002         2003
---------------------------------------------------------------------------------
                                                 $           $            $
CASH FLOWS USED IN OPERATING ACTIVITIES

Loss from operations                           (10,574)      (1,523)     (37,276)

Cash provided by changes in operating assets
and Liabilities
      Increase in accounts payable               9,150        1,500       13,400
---------------------------------------------------------------------------------

Net cash used in operating activities           (1,424)         (23)     (23,876)
---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Advances from a related party                      -            -       24,939
  Issuance of common stock for cash                  -            -           50
---------------------------------------------------------------------------------

Net cash provided by financing activities            -            -       24,989
---------------------------------------------------------------------------------

Decrease (increase) in cash                     (1,424)         (23)       1,113

Cash at beginning of period                      2,537          337            -
---------------------------------------------------------------------------------

CASH AT END OF PERIOD                            1,113          314        1,113
=================================================================================

--------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2002.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


NOTE 2 - GOING CONCERN

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc. Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia, Canada. To date, the Company has not conducted any exploration on the claims. Management intends to raise funds for a preliminary exploration program to assess the mineral potential of the claims, and to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

The ability of the Company to maintain its existence and further exploration of its mineral claims is dependent upon its raising sufficient new equity financing. The commencement of principal operations is dependent upon the discovery of economically recoverable ore reserves, confirmation of the Company's interest in the mineral claims, the ability of the Company to obtain necessary financing to complete development, and future profitable production or proceeds from the sale of all or an interest in the mineral claims. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar
expressions, or words which, by their nature, refer to future events.   You
should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source
for cash at this time is investments by others in  Dravco Mining Inc.   We must
raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. We will not begin exploration of our property until we have raised money from our offering.

     To meet our need for cash we are attempting to raise money from a public
offering.   We cannot guarantee that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise will be applied to exploration as set forth in our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement,
public offering or through loans.    If we do not raise all of the money we need
from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our sole officer, however, our sole officer is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it we will either have to suspend
operations until we do raise the cash, or cease operations entirely.   If we
raise the maximum amount of $200,000 from our offering, we believe the money will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

     We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

PLAN OF OPERATIONS

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may suspend or cease operations.

     In addition, we may not have enough money to complete our exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we may suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals that are found can be economically extracted and profitably processed.

     Our property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money from our offering. Once our offering is concluded we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Mr. Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In additional, we paid Mr. Goldsmith $686 in 2002 to maintain the claims in good standing. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining properties may or may not be located under our property.

     Our exploration program is designed to economically explore and evaluate our property. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

     We intend to implement an exploration program that consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Goldsmith will assist us in determining where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will suspend operations, proceed with additional exploration of the property, or develop the property. The proceeds from our offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia, Canada.

     We estimate the cost of sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our offering. If we raise the minimum amount of money, we intend to drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we intend to drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We intend to pay Mr. Goldsmith up to a maximum of $5,000 per month for his services during the three-month period or a maximum of $15,000. The total cost for analyzing the core samples is estimated to be $3,000. We intend to begin drilling within 90 days after our financing is closed, weather permitting. We do not intend to interest other companies in our property if we find mineralized materials. We intend to try to develop the reserves ourselves.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

     There is no historical financial information about Dravco Mining Inc. upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we will need to conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing from our public offering to provide for the capital required to implement our research and exploration phases. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to
continue, develop or expand our operations.     Equity financing could result in
additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON SEPTEMBER 20, 2000

     We acquired our first property. We have staked the property and will begin core drilling upon completion of our offering. We expect to start core drilling within 90 days of completing our public offering, weather permitting.
     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2003 was $50. In addition, a related party advanced a total of $24,939 to us, which must be repaid.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a
Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer and director. This was accounted for as a cash shares purchase of $50.

     Since our inception, Mr. Lozinski has advanced the total sum of $24,939. $15,000 was used for legal fees relating to organizational and start-up costs, $1,564 was used to pay Locke Goldsmith for the initial claims and subsequent maintenance work, $5,151 was for audit fees, $1,435 was used to pay filing fees and $1,789 was used for general administrative and operating capital. The loan does not bear interest and have not been repaid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Lozinski will accept repayment from us when money is available.

     As of March 31, 2003, our total assets were $1,113 and our total liabilities were $37,939. The liabilities include the $24,939. loaned to us by Mr. Lozinski, and accounts payable of $13,000.

     As of March 31, 2003 we had cash resources of $1,113. We had total liabilities of $38,339. This was comprised of the $24,939 loan from Mr. Lozinski, $10,000 for legal fees, $3,000 for administrative and general office expenses and $400 for audit fees.

ITEM 3.     CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II.  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.
         (a)     Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter for which this report is filed.

         (b)     Exhibits
                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2003.


                              DRAVCO MINING INC.


                      BY:     /s/  Rodney Lozinski
                              ------------------------------------
                              Rodney Lozinski,
                              Principal Executive Officer and
                              Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. Sec. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of OBAN MINING INC. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Rodney Lozinski, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                    /s/  Rodney Lozinski
                                    -----------------------------------
                                    Rodney Lozinski
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    May 9, 2003

I, Rodney Lozinski, certify that:

1.   I have reviewed this quarterly report of Dravco Mining, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 9, 2003              /s/  Rodney Lozinski
                                   -----------------------------------
                                   Rodney Lozinski
                                   Principal Executive Officer and
                                   Principal Financial Officer