Form 10QSB
period 2003-06-30
DRAVCO MINING INC
filed 2003-08-05
CIK 1130808

=========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2003: 5,000,000.

================================================================================

                           PART I. FINANCIAL INFORMATION

----------------------------------------------------------------------------------
DRAVCO  MINING  INC.
(AN  EXPLORATION  STAGE  COMPANY)
BALANCE  SHEET
(UNAUDITED)
----------------------------------------------------------------------------------


                                                          JUNE 30,   DECEMBER 31,
                                                            2003         2002
----------------------------------------------------------------------------------
                                                              $           $

                                      ASSETS

CURRENT
     Cash                                                      685          2,537
----------------------------------------------------------------------------------

TOTAL ASSETS                                                   685          2,537
==================================================================================

                                    LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                3,656          4,250
     Advances from related party (Note 5)                   34,961         24,939
----------------------------------------------------------------------------------

TOTAL LIABILITIES                                           38,617         29,189
==================================================================================

                              STOCKHOLDER'S DEFICIENCY

COMMON STOCK

  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding: 5,000,000 shares
  (December 31, 2002: 5,000,000 shares)                         50             50

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE           (37,982)       (26,702)
----------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S DEFICIENCY                             (37,932)       (26,652)
----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                 685          2,537
==================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------


                                                                                                         CUMULATIVE
                                                                                                       FROM INCEPTION
                                                                                                           OF THE
                                                 FOR THE THREE                    FOR THE SIX           DEVELOPMENT
                                                     MONTHS                          MONTHS              STAGE ON
                                                     ENDED                           ENDED             SEPTEMBER 20,
                                                    JUNE 30,                        JUNE 30,           2000 THROUGH
                                             2003             2002            2003           2002      JUNE 30, 2003
---------------------------------------------------------------------------------------------------------------------
                                              $                $                $              $              $
REVENUE                                              -               -                -            -               -
---------------------------------------------------------------------------------------------------------------------

MINERAL PROPERTY COSTS                               -               -                -            -           1,564

GENERAL AND ADMINISTRATIVE EXPENSES
    Legal fees                                       -               -           10,000            -          25,000
    Audit fees                                     400               -              951          500           5,951
    Filing fees                                    256             290              256          290           1,691
    Bank charges                                    50              22               73           44             255
    Office and administration                        -           1,521                -        3,021           3,521
---------------------------------------------------------------------------------------------------------------------

                                                   706           1,833           11,280        3,855          37,982
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                          (706)         (1,833)         (11,280)      (3,855)        (37,982)
=====================================================================================================================


BASIC LOSS PER SHARE                              0.00            0.00             0.00         0.00
=====================================================================================================

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING                 5,000,000       5,000,000        5,000,000    5,000,000
=====================================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

-------------------------------------------------------------------------
DRAVCO  MINING  INC.
(AN  EXPLORATION  STAGE  COMPANY)
STATEMENT  OF  STOCKHOLDER'S  DEFICIENCY
(UNAUDITED)
-------------------------------------------------------------------------


FROM INCEPTION (SEPTEMBER 20, 2000) TO JUNE 30, 2003
-------------------------------------------------------------------------


                                                    DEFICIT
                                                  ACCUMULATED
                                  COMMON STOCK     DURING THE    TOTAL
                              ------------------- EXPLORATION STOCKHOLDER'S
                                SHARES    AMOUNT     STAGE     DEFICIENCY
-------------------------------------------------------------------------
                                            $          $           $

BALANCE, SEPTEMBER 20, 2000            -        -         -            -

Common stock issued for cash   5,000,000       50         -           50

Net loss for the period                -        -   (19,386)     (19,386)
-------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000     5,000,000       50   (19,386)     (19,336)

Net loss for the year                  -        -    (2,097)      (2,097)
-------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001     5,000,000       50   (21,483)     (21,433)

Net loss for the year                  -        -    (5,219)      (5,219)
-------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002     5,000,000       50   (26,702)     (26,652)

Net loss for the period                -        -   (11,280)     (11,280)
-------------------------------------------------------------------------

BALANCE, JUNE 30, 2003         5,000,000       50   (37,982)     (37,932)
=========================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------
DRAVCO  MINING  INC.
(AN  EXPLORATION  STAGE  COMPANY)
STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------


                                                                             CUMULATIVE FROM
                                                                              INCEPTION ON
                                                    FOR THE SIX MONTHS ENDED  SEPTEMBER 20,
                                                             JUNE 30,         2000 THROUGH
                                                         2003       2002      JUNE 30, 2003
------------------------------------------------------------------------------------------
                                                           $         $              $

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES

Loss from operations                                    (11,280)   (3,855)        (37,982)

Cash provided by changes in operating assets and
  liabilities
     (Decrease) increase in accounts payable               (594)      771           3,656
     Advances from a related party                       10,022     3,750          34,961
------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities      (1,852)      666             635
------------------------------------------------------------------------------------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Issuance of common stock for cash                             -         -              50
------------------------------------------------------------------------------------------

Net cash provided by financing activities                     -         -              50
------------------------------------------------------------------------------------------

(Decrease) increase in cash                              (1,852)      666             685

Cash at beginning of period                               2,537       337               -
------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                       685     1,003             685
==========================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


AS AT JUNE 30, 2003
--------------------------------------------------------------------------------


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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


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


ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     To meet our need for cash we are attempting to raise money from a public offering. We cannot guarantee that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise will be applied to exploration as set forth in our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our sole officer, however, our sole officer is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of $200,000 from our offering, we believe the money will last a year. If we raise less than the maximum amount, we believe the money will last a year but we would need to scale back our exploration program. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

     Our property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money from our offering. Once our offering is concluded we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Mr. Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, we paid Mr. Goldsmith $686 in 2002 to maintain the claims in good standing. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

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

     We estimate the cost of sampling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our offering. If we raise the minimum amount of money, we intend to drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we intend to drill approximately 7,000 linear feet, or up to 23 holes to a depth of

300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We intend to pay Mr. Goldsmith up to a maximum of $5,000 per month for his services during the three-month period or a maximum of $15,000. The total cost for analyzing the core samples is estimated to be $3,000. We intend to begin drilling within 90 days after our financing is closed, weather permitting. We do not intend to interest other companies in our property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     Subsequent to the end of the quarter, we paid Locke Goldsmith $143 to update the common anniversary dates on the following claims: Cahill 5-tenure #380917, Cahill 7-tenure #380919, Cahill 9-tenure #380921 and Cahill 10-tenure #380922 to September 22, 2004. The remaining six claims owned by the Company are valid to September 23, 2004

     Our registration statement will expire on August 9, 2003. Due to market conditions we have been unable to raise the minimum amount of the offering. In addition, our President relocated his family and himself and was unable to devote the time to assisting us in raising the money. Market conditions are changing and we intend to file a post-effective amendment to our registration statement to extend the offering period for an additional 180 days after the August 9, 2003 expiration date.

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

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2003 was $50. In addition, a related party advanced a total of $ 34,961 to us, which must be repaid.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a
Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer and director. This was accounted for as a cash shares purchase of $50.

     Since our inception, Mr. Lozinski has advanced the total sum of $ 34,961. $25,000 was used for legal fees relating to organizational and start-up costs, $1,564 was used to pay Locke Goldsmith for the initial claims and subsequent maintenance work, $5,551 was for audit fees, $1,435 was used to pay filing fees and $1,411 was used for general administrative and operating capital. The loan does not bear interest and have not been repaid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Lozinski will accept repayment from us when money is available.

     As of June 30, 2003 we had cash resources of $685. We had total liabilities of $38,617. This was comprised of the $34,961 loan from Mr. Lozinski, $3,000 for administrative and general office expenses, $256 for filing fees and $400 for audit fees.

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

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

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

     (b)  Exhibits
          Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August 2003.


                               DRAVCO MINING INC.


                               BY:  /s/ Rodney Lozinski
                                    -------------------
                                    Rodney Lozinski,
                                    Principal Executive Officer and
                                    Principal Financial Officer


                            SECTION 302 CERTIFICATION
I, Rodney Lozinski, certify that:

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

Date:  August 5th, 2003            /s/ Rodney Lozinski
                                   -------------------
                                   Rodney Lozinski
                                   Principal Executive Officer and
                                   Principal Financial Officer