Form 10QSB
period 2003-09-30
DRAVCO MINING INC
filed 2003-11-14
CIK 1130808

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from to


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 2003: 5,000,000.

================================================================================

ITEM 1.          FINANCIAL INFORMATION

---------------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
---------------------------------------------------------------------------------------

                                                         SEPTEMBER 30,    DECEMBER 31,
AS AT                                                        2003             2002
---------------------------------------------------------------------------------------
                                                               $               $
                                     ASSETS

CURRENT
    Cash                                                         1,185           2,537
---------------------------------------------------------------------------------------

TOTAL ASSETS                                                     1,185           2,537
=======================================================================================

                                  LIABILITIES

CURRENT
    Accounts payable and accrued liabilities                     3,428           4,250
    Advances from a related party                               42,127          24,939
---------------------------------------------------------------------------------------

TOTAL LIABILITIES                                               45,555          29,189
=======================================================================================

                            STOCKHOLDER'S DEFICIENCY

COMMON STOCK

  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding: 5,000,000 shares
  (December 31, 2002: 5,000,000 shares)                             50              50

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE               (44,420)        (26,702)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S DEFICIENCY                                 (44,370)        (26,652)
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                   1,185           2,537
=======================================================================================



                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------


                                                                                          CUMULATIVE
                                                                                         FROM INCEPTION
                                                                                            OF THE
                                                                                          DEVELOPMENT
                                           FOR THE THREE             FOR THE NINE           STAGE ON
                                              MONTHS                    MONTHS            SEPTEMBER 20,
                                              ENDED                     ENDED             2000 THROUGH
                                           SEPTEMBER 30,             SEPTEMBER 30,        SEPTEMBER 30,
                                        2003         2002         2003         2002           2003
--------------------------------------------------------------------------------------------------------
                                          $            $            $            $              $

REVENUE                                       -            -            -            -                -
--------------------------------------------------------------------------------------------------------

MINERAL PROPERTY COSTS                      143            -          143            -            1,707

GENERAL AND ADMINISTRATIVE EXPENSES

    Audit fees                              777            -        1,729          500            6,728
    Bank charges                             52           18          124           62              307
    Filing fees                             466          460          722          750            2,157
    Legal fees                            5,000            -       15,000            -           30,000
    Office and administration                 -        1,231            -        4,252            3,521
--------------------------------------------------------------------------------------------------------

                                          6,438        1,709       17,718        5,564           44,420
--------------------------------------------------------------------------------------------------------

NET LOSS                                 (6,438)      (1,709)     (17,718)      (5,564)         (44,420)
========================================================================================================


BASIC LOSS PER SHARE                       0.00         0.00         0.00         0.00
=======================================================================================

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING          5,000,000    5,000,000    5,000,000    5,000,000
=======================================================================================



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

-------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
(UNAUDITED)
-------------------------------------------------------------------------


FROM INCEPTION (SEPTEMBER 20, 2000) TO SEPTEMBER 30, 2003:
-------------------------------------------------------------------------


                                                   DEFICIT
                                                 ACCUMULATED
                                COMMON STOCK      DURING THE     TOTAL
                              ------------------  EXPLORATION STOCKHOLDER'S
                               SHARES    AMOUNT     STAGE     DEFICIENCY
-------------------------------------------------------------------------
                                            $         $            $

BALANCE, SEPTEMBER 20, 2000           -        -         -             -

Common stock issued for cash  5,000,000       50         -            50

Net loss for the period               -        -   (19,386)      (19,386)
-------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000    5,000,000       50   (19,386)      (19,336)

Net loss for the year                 -        -    (2,097)       (2,097)
-------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001    5,000,000       50   (21,483)      (21,433)

Net loss for the year                 -        -    (5,219)       (5,219)
-------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002    5,000,000       50   (26,702)      (26,652)

Net loss for the period               -        -   (17,718)      (17,718)
-------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003   5,000,000       50   (44,420)      (44,370)
=========================================================================



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

------------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------


                                                                        CUMULATIVE FROM
                                                                         INCEPTION ON
                                                         FOR THE NINE    SEPTEMBER 20,
                                                         MONTHS ENDED    2000 THROUGH
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                        2003       2002      2003
------------------------------------------------------------------------------------
                                                          $          $         $

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES

Loss from operations                                   (17,718)   (5,564)   (44,420)

Cash provided by changes in operating assets and
liabilities:
    (Decrease) increase in accounts payable               (822)    1,986      3,428
    Advances from a related party                       17,188     8,960     42,127
------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities     (1,352)    5,382      1,135
------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Issuance of common stock for cash                            -         -         50
------------------------------------------------------------------------------------

Net cash provided by financing activities                    -         -         50
------------------------------------------------------------------------------------

(Decrease) increase in cash                             (1,352)    5,382      1,185

Cash at beginning of period                              2,537       337          -
------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                    1,185     5,719      1,185
====================================================================================


                SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
DRAVCO MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


AS AT SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to the SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2002

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


NOTE 2 - GOING CONCERN

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc. Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia. To date the Company has not conducted any exploration on the claims. Management intends to raise funds for a preliminary exploration program to assess the mineral potential of the claims, and to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the exploration stage with respect to its mineral property. The Company has not determined whether the exploration property contains ore reserves that are economically recoverable. At September 30, 2003 the Company has nominal cash resources and requires new financing to maintain operations and initiate exploration to work on its mineral property. Management intends to secure additional financing through the issuance of common stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a self-supporting mineral exploration and development business. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about the Company's ability to continue as a going concern. The Financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 2.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Dravco Mining Inc. We must raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. We will not begin exploration of our property until we raise money from our offering.

     To meet our need for cash we are attempting to raise money from a public offering. We cannot guarantee that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise, will be applied to exploration as set forth in our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our sole officer, however, our sole officer is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of $200,000 from our offering, we believe the money will last a year. If we raise less than the maximum amount, we believe the money will last a year but we would need to scale back our exploration program. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

     We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

PLAN OF OPERATION

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

     Our property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in our offering. Once our offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, we paid Mr. Goldsmith $686 in 2002 and $143 in 2003 to maintain the claims in good standing. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property.

     Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

     We intend to implement an exploration program that consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Goldsmith will assist us in determining where drilling will occur on the property. The samples will be
tested to determine if mineralized material is located on the property.   Based
upon the tests of the core samples, we will determine if we will suspend operations, proceed with additional exploration of the property, or develop the property. The proceeds from our offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, and registered assayers located in North Vancouver, British Columbia, Canada.

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

     During the quarter, we paid Locke Goldsmith $143 to update the common anniversary dates on the following claims: Cahill 5-tenure #380917, Cahill 7-tenure #380919, Cahill 9-tenure #380921 and Cahill 10-tenure #980922 to September 22, 2004. The remaining six claims owned by the Company are valid to September 23, 2004.

     Our registration statement originally expired on August 9, 2003. We filed a post-effective amendment to our registration statement to extend the offering period for an additional 180 days that was declared effective by the SEC on September 17, 2003. We will now attempt to complete our financing to enable us to commence our exploration program.

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

     To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing from our public offering to provide for
the capital required to implement our research and exploration phases.   We have
no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON SEPTEMBER 20, 2000

     We acquired our first property. We have staked the property and will begin core drilling upon completion of our offering. We expect to start core drilling within 90 days of completing our public offering, weather permitting.

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2003 was $50. In addition, a related party advanced a total of $42,127 to us, which must be repaid.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a
Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer
and director.   This was accounted for as a cash shares purchase of $50.

     Since our inception, Mr. Lozinski, has advanced the total sum of $42,127. $30,000 was used for legal fees relating to organizational and start-up costs, $1,707 was used to pay Locke Goldsmith for the initial claims and subsequent maintenance work, $6,728 was for audit fees, $2,157 was used to pay filing fees and $3,828 was used for general administrative and operating capital. The loan does not bear interest and has not been repaid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Lozinski will accept repayment from us when money is available.

     As of September 30, 2003 we had cash resources of $1,185. We had total liabilities of $45,555. This was comprised of the $42,127 loan from Mr. Lozinski, $3,000 for administrative and general office expenses, and $428 for audit fees.

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

     As of the end of the period, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure
controls and procedures pursuant to the Exchange Act Rule 13a-15.   Based upon
the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.


                            PART II OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

     (b)  Exhibits

          Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

          Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this13th day of November 2003.


                                      DRAVCO MINING INC.

                                      BY:        /s/ Rodney Lozinski
                                            ---------------------------------
                                            Rodney Lozinski
                                            Principal Executive Officer and
                                            Principal Financial Officer