Form 10KSB
period 2003-12-31
DRAVCO MINING INC
filed 2004-03-30
CIK 1130808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission File No. 333-54044

DRAVCO MINING, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0474904
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

1865 Dilworth Drive, Suite 101, Kelowna, British Columbia, Canada V1Y 9T1
(Address of principal executive offices)

(604) 687-6991
Registrant’s telephone number

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)

YES  [ x ]

NO  [   ]

(2)

YES  [ x ]

NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As at December 31, 2003 there were 0 (nil) shares of voting common stock of the Company held by non-affiliates.   Subsequent to the end of the period, the Company completed its initial public offering and issued an additional 4,000,000 voting common shares.

As at March 13, 2004 there were 4,000,000 shares of voting common stock of the Company held by non-affiliates.  The aggregate market value of the voting common stock held by the non-affiliates on March 13, 2004, computed at the price at which the stock was sold, was $200,000 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS - Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  March 13, 2004  - 9,000,000 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes [ X  ]  No [   ]

PART I

Item 1.

Description of Business

General

We were incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002, we changed our name to Dravco Mining Inc.  We changed our name because we were advised by a Canadian corporation with a similar name that we might be infringing on the other corporation's trademark in Canada. While we believed we were not infringing on the other corporation's trademark, we also believed that it would not be economically worthwhile to engage in protracted litigation in Canada regarding the infringement issue.

We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is 101-1865 Dilworth Drive, Unit 404, Kelowna, British Columbia, Canada V1Y 9T1. Our telephone number is (250) 868-8841.  Our offices are donated rent free by our president.

Dravco Mining has no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada, in exchange for $878. This is the total cost of the property.  Mr. Goldsmith was paid an additional $829 to maintain our claims.  These are the only services we have paid to Mr. Goldsmith to date.  We retained the services of Mr. Goldsmith because we believed he was knowledgeable about mining claims in British Columbia and we are not.  Mr. Goldsmith has been engaged in mining exploration for the past 42 years.  He is a registered professional engineer in the provinces of Ontario and British Columbia, a registered professional geologist in the province of British Columbia and the states of Oregon, Minnesota and Wisconsin.  Mr. Goldsmith holds a Bachelor of Science degree with honors in geology from Michigan Technological University, a Master of Science degree from the University of British Columbia, and has done postgraduate study in geology at Michigan Technological Institute and the University of Nevada.  He is a graduate of Haileybury School of Mines, and a Certified Mining Technician.  He is a member of the Society of Economic Geologists, the AIME, and Fellow of the Geological Association of Canada.

The claims were conveyed by Mr. Goldsmith to Mr. Lozinski and are recorded in Mr. Lozinski's name to avoid paying additional fees. The property is held in trust pursuant to a written declaration executed by Mr. Lozinski.  Under British Columbia law, title to mining claims must be held by a British Columbia corporation or held by an individual who is a Canadian citizen.  In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and complete audited consolidated financial statements.  We believe those costs are unwarranted at this time.  In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Lozinski will convey title to the properties to the wholly owned subsidiary corporation.   Should Mr. Lozinski transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title, however, Mr. Lozinski would be liable to us for monetary damages for breaching the terms of his agreement with us.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty.  Ungranted minerals are commonly known as Crown minerals.  Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located.  In the case of the Company's property, that is the province of British Columbia.   In the 19th century the practice of reserving the minerals from fee simple Crown grants was established.   Legislation now ensures that minerals are reserved from Crown land dispositions.  The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants.  Most privately held mineral titles are acquired directly from the Crown.  The Company's property is one such acquisition.   Accordingly, fee simple title to the Company's property resides with the Crown. The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act.  The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.  There are no native land claims that affect our title.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have performed one day of prospecting work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Item 2.

Description of Property

In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada,

Claims

The property is comprised of ten claims. They are:

1.   Cahill #3 - Tenure No. 380915 was recorded on October 2, 2000 and expires on September 23, 2004 and contains approximately 62 acres.

2.   Cahill #4 - Tenure No. 380916 was recorded on October 2, 2000 and expires on September 23, 2004 and contains approximately 62 acres.

3.   Cahill #5 - Tenure No. 380917 was recorded on October 2, 2000 and expires on September 22, 2004 and contains approximately 62 acres.

4.   Cahill #6 - Tenure No. 380918 was recorded on October 2, 2000 and expires on September 23, 2004 and contains approximately 62 acres.

5.   Cahill #7 - Tenure No. 380919 was recorded on October 2, 2000 and expires on September 22, 2004 and contains approximately 62 acres.

6.   Cahill #8 - Tenure No. 380920 was recorded on October 2, 2000 and expires on September 23, 2004 and contains approximately 62 acres.

7.   Cahill #9 - Tenure No. 380921 was recorded on October 2, 2000 and expires on September 22, 2004 and contains approximately 62 acres.

8.   Cahill #10 - Tenure No. 380922 was recorded on October 2, 2000 and expires on September 22, 2004 and contains approximately 62 acres.

9.   Cahill #11 - Tenure No. 380923 was recorded on October 2, 2000 and expires on September 23, 2004 and contains approximately 62 acres.

10.   Cahill #12 - Tenure No. 380924 was recorded on October 2, 2000 and expires on September 23, 2004 and contains approximately 62 acres.

Location and access

The property is located on the upper eastern slopes of Nickel Plate Mountain near the headwaters of Cahill Creek on the Thompson Plateau. The property is situated approximately three miles northeast of Highway 3 and approximately 3.2 miles east of the village of Hedley.

Two accessible roads lead to the north end of the property.  The Nickel Plate Mine road departs northeasterly from Highway 3 at a point approximately two miles southeast of Hedley.  The Apex Mountain road departs westerly from Highway 97 at Penticton.  The two roads join at the headwaters of Cahill Creek where a dirt road branches southwesterly and passes through the entire property. Various spur roads within the property provide additional access.

History of previous work

The area around the property has been explored extensively since the 1890s.  The property has no history of previous exploration.  There is no evidence of mining on the property and there is no plant or equipment located on the property.  There are no material engineering or geological reports concerning the property, other than governmental regional geological reports, which are known or available to us. There is no power source on the property.

Current state of exploration

In order to maintain the claims in good standing with the government we completed one day of prospecting in September 2001.  Three rock samples and three soil samples were collected and tested.  We found no gold in five of the samples and an insignificant amount of gold in one of our samples.   Otherwise no work has been completed on the property.

Physiography

The property lies between 1,700 and 1,900 feet above sea level.  Vegetation is moderate at all levels.  There is ample water and timber within the property to support exploration.  The property is free of snow from April through December, allowing eight to nine months of exploration each year.  The property is within easy commuting distance from Penticton, which is the nearest center with facilities.

Property geology

The main rock types occurring in the area are volcanic and sedimentary rocks.  The foregoing was observed by Mr. Goldsmith when he visited the property.  We have been advised by Mr. Goldsmith that gold may be found in some volcanic and sedimentary rock, however, not all volcanic and sedimentary rock contains gold.  We do not know if there are potentially significant occurrences of economic mineralization on the property.

We currently maintain limited office space occupied by Rodney Lozinski, our sole officer and director, for which we do not pay any rent.  The address is 101-1865 Dilworth Drive, Unit 404, Kelowna, British Columbia, Canada V1Y 9T1.  We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence our exploration program.

Item 3.

Legal Proceedings

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.

Market for Common Equity and Related Stockholders Matters

Market Information

There is currently no public trading market for our common stock.  We will be making application to the National Association of Securities Dealers, Inc. (“NASD”) to attempt to have our common stock eligible for quotation on the Over-the-Counter Electronic Bulletin Board (“OTCBB”).  No assurance can be given that our common stock will be accepted to be eligible for quotation on the OTCBB or whether an active trading market will ever be developed, or if developed, will be maintained.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at March 13, 2004 the Company had 49 shareholders of record of common stock.

Dividends

The Company has never declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

None.

Section 15(g) of the Exchange Act

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).  For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities.  These rules require a one-page summary of certain essential items.  The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/deal compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associates persons.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

Our SB2 Registration Statement was declared effective on September 17, 2003 (Commission file no. 333-54044).   We offered up to a total of 4,000,000 shares of common stock on a self underwritten basis, 2,000,000 minimum, 4,000,000 shares maximum at the offering price of $0.05 per share.  On March 10,2004, we completed our public offering by raising $200,000.  We sold 4,000,000 shares of our common stock at an offering price of $0.05 per share.  No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offer.

To date, proceeds from the public offering have not been disbursed.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-KSB.

Plan of Operation

Our proposed exploration program

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

We estimate the cost of sampling will be $20 per foot drilled.  The amount of drilling will be predicated upon the amount of money raised in our offering.   As we raised the maximum amount of money, we intend to drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet.  We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet.  We intend to pay Mr. Goldsmith up to a maximum of $5,000 per month for his services during the three-month period or a maximum of $15,000.  The total cost for analyzing the core samples is estimated to be $3,000.  We intend to begin drilling within 90 days after our financing is closed, weather permitting.  We do not intend to interest other companies in our property if we find mineralized materials.  We intend to try to develop the reserves ourselves.

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

To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find.  The funds raised from our recent equity financing from our public offering will provide for the capital required to implement our research and exploration phases.   We have no assurance that future financing will be available to us on acceptable terms.   If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Twelve Months ended December 31, 2003 and 2002

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others in Dravco Mining Inc.  We must raise cash to implement our project and stay in business.  Subsequent to the end of the year, we completed our public offering and raised the maximum amount of money in our offering, $200,000.  We do not know how long the money will last, however, we do believe it will last twelve months.  It depends upon the amount of exploration we conduct and the cost thereof.   We will not know that information until we begin exploring our property.  Now that we have completed our offering, we will begin exploration of our property.

Subsequent to the end of the year, we completed our public offering.  The money that we have raised will be applied to exploration as set forth in our prospectus.  If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to finance the removal of the mineralized material.    If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.   Other than as described in this paragraph, we have no other financing plans.

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

Subsequent to the end of the year we completed our public offering and raised $200,000 by issuing 4,000,000 shares of common stock.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2003 was $50.  On March 10, 2004 an additional $200,000 was raised.  In addition, a related party advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.  We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer and director.   This was accounted for as a cash shares purchase of $50.

On March 10, 2004 we issued an additional 4,000,000 shares of common stock against proceeds of $200,000 pursuant to public offering.

Since our inception, Mr. Lozinski, has advanced the total sum of $43,127.  $30,000 was used for legal fees relating to organizational and start-up costs, $1,707 was used to pay Locke Goldsmith for the initial claims and subsequent maintenance work, $7,210 was for audit fees, $2,397 was used to pay filing fees and $1,813 was used for general administrative and operating capital.  The loan does not bear interest and has not been repaid as of the date hereof.  There are no documents reflecting the loan and they are not due on a specific date.  Mr. Lozinski will accept repayment from us when money is available.

As of December 31, 2003 we had cash resources of $787.  We had total liabilities of $49,053. This was comprised of the $43,127 loan from Mr. Lozinski, $4,000 for administrative and general office expenses, and $1,926 for audit fees.

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.  The Company will require additional capital to fund any future plan of operations.  There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

Item 7.

Financial Statements and Supplementary Data

The financial statements for Dravco Mining Inc. are at the end of this report.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.  Our financial statements for the last two fiscal years ended December 31, 2003 and 2002, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

Item 8A

Controls and Procedures

As of December 31, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

Name	Age	Title
Rodney Lozinski	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 50 – Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception.  For the last eighteen years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses.  Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada.  Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Kelowna, British Columbia, Canada.  Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

Involvement in Certain Legal Proceedings

To the best of the registrant’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

(1)

has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

(2)

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(3)

were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(4)

were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

We are currently not subject to Section 16(a) of the Exchange Act.

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

Item 10.

Executive Compensation

The following table sets forth information with respect to compensation paid by the Company to our sole officer and director for the three fiscal years ended December 31, 2003, 2002 and 2001.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation			(i)
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compensation ($)
Rodney Lozinski, CEO, CFO, President, Secretary Director	12/31/03 12/31/02 12/31/01	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no employment agreements with any of our officers and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named directors and executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officers, or any directors or employees during the current fiscal year.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

There are no other standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  The director has not been paid any compensation for services provided as a director.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2003.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of March 13, 2004, with the computation being based upon 9,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Rodney Lozinski Unit 404-101-1865 Dilworth Drive Kelowna, British Columbia Canada V1Y 9T1 CEO, CFO, President, Secretary and Director	5,000,000	55.55%

All directors and executive officers as a group (1 person) hold nil common shares.

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

None

Item 12.

Certain Relationships and Related Transactions

Certain Business Relationships

There were no material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

PART IV

Item 13.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)

Index to Financial Statements

-

Report of Hoogendoorn Vellmer, Independent Auditors

-

Balance Sheets as at December 31, 2003 and December 31, 2002

-

Statements of Operations Cumulative from Inception on September 20, 2000 through December 31, 2003 and years ended December 31, 2003 and December 31, 2002

-

Statement of Stockholders’ Equity from Inception on September 20, 2000 to December 31, 2003

-

Statements of Cash Flows Cumulative from Inception September 20, 2000 through December 31, 2003 and years ended December 31, 2003 and December 31, 2002

-

Notes to the Financial Statements

(a)(2)

These financial statement schedules are omitted because they are not applicable or the information is included in the Financial Statements or Notes thereto appearing in this Annual Report on Form 10-KSB.

(a)(3)

Exhibits

14.1	Code of Ethics
23.1	Consent of Hoogendoorn Vellmer Chartered Accountants
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Financial Officer

Exhibits Incorporated by Reference

None

(b)

Reports on Form 8-K

None

Item 14.

Principal Accounting fees and services

The following table sets forth fees for services Hoogendoorn Vellmer, Chartered Accountants provided during fiscal years 2003 and 2002:

	2003	2002
Audit Fees (1)	$ 3,342	$ 1,402
Audit-related fees (2)	0	0
Tax fees (3)	$ 321	$ 321
All other fees (4)	0	0

Total	$ 3,663	$ 1,723

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)

During fiscal 2003 and 2002, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)

Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4)

During fiscal 2003 and 2002, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit            services by Hoogendoorn Vellmer, Chartered Accountants, is compatible with maintaining Hoogendoorn Vellmer’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Rodney Lozinski Date: March 30, 2004
Rodney Lozinski
President, Principal Executive Officer, Treasurer, Principal Financial
Officer, Principal Accounting Officer, Secretary and sole member of the Board of Directors.

INDEPENDENT AUDITORS’ REPORT

To the Director of

Dravco Mining Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Dravco Mining Inc. as at December 31, 2003 and 2002 and the related statements of operations, stockholder’s deficiency and cash flows for the years then ended and for the period cumulative from inception on September 20, 2000 to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Dravco Mining Inc. as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on September 20, 2000 to December 31, 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the exploration stage with respect to its mineral property.  The Company has not determined whether the exploration property contains ore reserves that are economically recoverable.  At December 31, 2003 the Company has nominal cash resources and requires new financing to maintain operations and initiate exploration work on its mineral property.   Management intends to secure additional financing through the issuance of common stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a self-supporting mineral exploration and development business.  These factors together raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Hoogendoorn Vellmer”
February 18, 2004, except with	Chartered Accountants
regards to Note 8, which is dated
March 10, 2004

#

DRAVCO MINING INC.

(An Exploration Stage Company)

Balance Sheets

As at	December 31, 2003	December 31, 2002
	$	$

ASSETS

Current Cash	787	2,537
Total Assets	787	2,537

LIABILITIES

Current Accounts payable and accrued liabilities	5,926	4,250
Amount due to a related party (note 4)	43,127	24,939
Total Liabilities	49,053	29,189

STOCKHOLDER’S DEFICIENCY

Common Stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 5,000,000 shares	50	50
Deficit Accumulated During the Exploration Stage	(48,316)	(26,702)
	(48,266)	(26,652)
Total Liabilities and Stockholder’s Deficiency	787	2,537

Note 1 – Nature and Continuance of Operations

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

Statements of Operations

			Cumulative
			from
			Inception
	Year Ended	Year Ended	(September 20, 2000)
	December 31,	December 31,	to December 31,
	2003	2002	2003
	$	$	$
Revenue	-	-	-

Mineral property costs	143	-	1,707
General and administrative expenses
Audit fees	4,136	1,250	9,136
Bank charges	154	68	336
Filing fees	1,962	750	3,397
Legal fees	15,000	-	30,000
Office and administration	219	3,151	3,740
	21,471	5,219	46,609
Net Loss	(21,614)	(5,219)	(48,316)
Basic Loss Per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	5,000,000	5,000,000

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

Statement of Stockholder’s Deficiency

From Inception (September 20, 2000) to December 31, 2003:

			Deficit
			Accumulated
			During the	Total
	Common Stock		Exploration	Stockholder’s
	Shares	Amount	Stage	Deficiency
	$	$	$	$
Balance, September 20, 2000	-	-	-	-

Common stock issued for cash	5,000,000	50	-	50

Net loss for the period	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	(19,386)	(19,336)

Net loss for the year	-	-	(2,097)	(2,097)

Balance, December 31, 2001	5,000,000	50	(21,483)	(21,433)

Net loss for the year	-	-	(5,219)	(5,219)

Balance, December 31, 2002	5,000,000	50	(26,702)	(26,652)

Net loss for the year	-	-	(21,614)	(21,614)

Balance, December 31, 2003	5,000,000	50	(48,316)	(48,266)

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

			Cumulative
			from
			Inception
			(September 20,
	Year Ended	Year Ended	2000) to
	December 31,	December 31,	December 31,
	2003	2002	2003
	$	$	$
Cash Flows from Operating Activities

Loss from operations	(21,614)	(5,219)	(48,316)

Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,676	(1,541)	5,926
Amount due to a related party	18,188	8,960	43,127
Net cash (used in) provided by operating activities	(1,750)	2,200	737

Cash Flows from Financing Activities

Issuance of common stock for cash	-	-	50
Net cash provided by financing activities	-	-	50

(Decrease) increase in cash	(1,750)	2,200	787

Cash at beginning of period	2,537	337	-

Cash at end of period	787	2,537	787

Supplemental Cash Flows Information
Interest expense	154	68	336
Taxes	-	-	-

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

Note 1 – Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002 the Company changed its name to Dravco Mining Inc.

Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia, Canada.  To date, the Company has not conducted any exploration on the claims.  Management intends to raise funds for a preliminary exploration program to assess the mineral potential of the claims, to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

The Company has not determined whether the exploration property contains ore reserves that are economically recoverable.  At December 31, 2003 the Company has nominal cash resources and requires new financing to maintain operations and initiate exploration work on its mineral property.   Management intends to secure additional financing through the issuance of common stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a self-supporting mineral exploration and development business.  These factors together raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Mineral property costs

All exploration and maintenance costs incurred on the mineral property are expensed as incurred, until it has been determined that the mineral property can be economically developed.  Development costs thereafter will be capitalized.  All capitalized costs will be amortized over the estimated productive life of the property if it is placed into commercial production.  If a property is sold or allowed to lapse, the related costs will be charged to operations in the period.

The carrying value of the mineral property is subject to periodic review for impairment whenever events and changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Any losses will be charged to operations at the time impairment is determined.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

DRAVCO MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

Note 2 – Summary of Significant Accounting Policies (Continued)

Financial instruments and financial risk

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to a related party.  The fair values of the current assets and liabilities approximate their carrying amount due to their short-term nature.

The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments.

Loss per share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share on the potential exercise of options and warrants is not presented where anti-dilutive.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

Note 3 – Mineral Property

The Company owns 10 mineral claims, known as Cahill 3 to 12 inclusive, situated in the Osoyoos Mining Division of the Province of British Columbia, Canada.

The claims were acquired by staking.  There has been no exploration work conducted on the property by the Company.

Note 4 – Amount Due to a Related Party

Mr. R. Lozinski, the Company’s sole stockholder, is owed $43,127 (2002: $24,939) for expenses paid on behalf of the Company.  The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

DRAVCO MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

Note 5 – Common Stock

The Company issued 5,000,000 common shares for cash consideration of $50 at its inception.   The shares were issued to Mr. R. Lozinski.  There have been no further shares issued since that date.

There are no shares subject to warrants, agreements or options as at December 31, 2003 (December 31, 2002: nil).

Note 6 – Income Taxes

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefit of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate, and the elected amount of the valuation allowance are as follows:

			Cumulative
			from
			Inception
			(September 20,
	Year Ended	Year Ended	2000) to
	December 31,	December 31,	December 31,
	2003	2002	2003
	$	$	$
Net operating losses carried forward (expiring 2021 to 2023)	(6,614)	(5,219)	(33,316)
Statutory tax rate	15%	15%	15%
Effective tax rate	-	-	-
Total deferred tax assets	992	780	4,997
Less: valuation allowance	(992)	(780)	(4,997)

Net deferred tax asset	-	-	-

DRAVCO MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

Note 8 – Subsequent Event

On March 10, 2004 the Company issued 4,000,000 common stock at a price of $0.05 per stock for total consideration of $200,000.