Form 10QSB
period 2004-03-31
DRAVCO MINING INC
filed 2004-05-13
CIK 1130808

=======================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER -  333-54044

DRAVCO MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0474904
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004: 9,000,000.

==============================================================================

ITEM 1.

FINANCIAL INFORMATION

DRAVCO MINING INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

March 31, 2004	December 31, 2003
$	$

ASSETS

CURRENT Cash	200,103	787
TOTAL ASSETS	200,103	787

LIABILITIES

CURRENT Accounts payable and accrued liabilities	8,071	5,926
Advances from a related party	43,127	43,127
TOTAL LIABILITIES	51,198	49,053

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 9,000,000 shares (December 31, 2003: 5,000,000 shares)	200,050	50
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(51,145)	(48,316)
	148,905	(48,266)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	200,103	787

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months	For the Three Months	Cumulative from
	Ended March 31,	Ended March 31,	September 20,
	2004	2003	2000 (Inception) to
			March 31, 2004
	$	$	$

REVENUE	-	-	-

MINERAL PROPERTY COSTS	-	-	1,707

GENERAL AND ADMINISTRATIVE
EXPENSES
Office and administration	247	-	3,987
Audit fees	428	551	9,564
Bank Charges	84	23	420
Transfer agent and filings fees	345	-	3,742
Legal Fees	1,725	10,000	31,725

	2,829	10,574	49,438
NET LOSS	(2,829)	(10,574)	(51,145)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	7,827,476	5,000,000

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

From Inception (September 20, 2000) to March 31, 2004

			Deficit
			Accumulated
			During the	Total
	Common Stock		Exploration	Stockholders’
	Shares	Amount	Stage	Equity
		$	$	$

Balance, September 20, 2000	-	-	-	-

Common stock issued for cash at $0.00001 per share	5,000,000	50	-	50

Net loss for the period	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	(19,386)	(19,336)
Net loss for the year	-	-	(2,097)	(2,097)

Balance, December 31, 2001	5,000,000	50	(21,483)	(21,433)
Net loss for the year	-	-	(5,219)	(5,219)
Balance, December 31, 2002	5,000,000	50	(26,702)	(26,652)

Net loss for the period	-	-	(21,164)	(21,614)

Balance, December 31, 2003	5,000,000	50	(48,316)	(48,266)

Common stock issued for cash at $0.05 per share	4,000,000	200,000	-	200,000

Net loss for the period	-	-	(2,829)	(2,829)
Balance, March 31, 2004	9,000,000	200,050	(51,145)	148,905

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		Cumulative From September 20, 2000 (Inception) to March 31,
	2004	2003	2004
	$	$	$
Cash Flows used in Operating Activities

Loss from operations	(2,829)	(10,574)	(51,145)
Cash provided by changes in operating assets and Liabilities
Increase in accounts payable	2,145	9,150	8,071
Net cash used in operating activities	(684)	(1,424)	(43,074)

Cash Flows from Financing Activities

Advances from a related party	-	-	43,127
Issuance of common stock for cash	200,000	-	200,050
Net cash provided by financing activities	200,000	-	243,177

Increase (decrease) in cash	199,316	(1,424)	200,103

Cash at beginning of period	787	2,537	-

Cash at end of period	200,103	1,113	200,103

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2003.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

NOTE 2 – GOING CONCERN

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002 the Company changed its name to Dravco Mining Inc.  Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia, Canada.  To date, the Company has not conducted any exploration on the claims.  Management has raised funds in the quarter ended March 31, 2004 for a preliminary exploration program to assess the mineral potential of the claims, and to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

The ability of the Company to maintain its existence and further exploration of its mineral claims is dependent upon its raising sufficient new equity financing.  The commencement of principal operations is dependent upon the discovery of economically recoverable ore reserves, confirmation of the Company’s interest in the mineral claims, the ability of the Company to obtain necessary financing through the issuance of equity or debt to complete development, and on obtaining future profitable production or proceeds from the sale of all or an interest in the mineral claims.  The likely outcome of these future events is indeterminable.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Our auditors have issued a going concern opinion.  This means that our auditors believe there is doubt that we can continue as an on-going business unless we obtain additional capital.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others in Dravco Mining Inc.   On March 10, 2004 we completed our public offering by raising $200,000.  We sold 4,000,000 shares of our common stock at an offering price of five cents per share.

We had cash resources of $200,103 as at March 31, 2004.  We do not know how long the money will last, however, we believe that it will last twelve months.  This is dependent on the amount of exploration we conduct and the cost thereof.  We will not know that information until we begin exploring our property.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  Other than described in this paragraph, we have not other financing plans.

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

Our property is undeveloped raw land.  Now that our offering is concluded, we intend to start our exploration program.  To our knowledge, the property has never been mined.  The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property.  The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith.  In addition, we paid Mr. Goldsmith $686 in 2002 and $143 in 2003 to maintain the claims in good standing. Before gold retrieval can begin, we must explore for and find mineralized material.  After that has occurred we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what that will be until we find mineralized material.

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

We estimate the cost of sampling will be $20 per foot drilled.    Now that we have raised the maximum amount of money, we intend to drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet.  We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet.  We intend to pay Mr. Goldsmith up to a maximum of $5,000 per month for his services during the three-month period or a maximum of $15,000.  The total cost for analyzing the core samples is estimated to be $3,000.  We intend to begin drilling within 90 days after our financing is closed, weather permitting.  We do not intend to interest other companies in our property if we find mineralized materials.  We intend to try to develop the reserves ourselves.

Our claims are as follows: Cahill 5-tenure #380917, Cahill 7-tenure #380919, Cahill 9-tenure #380921 and Cahill 10-tenure #380922 to September 22, 2004.  The remaining six claims owned by the Company are valid to September 23, 2004.

Now that our financing has been completed, we intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geological literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.  We have begun this phase of the exploration process on our properties.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $20,000. If we determine that further exploration is warranted, we will proceed to Phase 2.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that were identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

*    more extensive trenching
*    more advanced geophysical work
*    drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $40,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

The breakdown of estimated times and dollars for each phase was made by the board of directors.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise additional money, we may cease operations.

We will not move onto a subsequent phase until the phase we are working on is completed.

We do not have any plan to take the Company from Phase 3 exploration to revenue generation until we have determined its economic feasibility.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find.  Even though we have recently completed our initial financing we may require additional capital for further research and exploration phases.   We have no assurance that future financing will be available to us on acceptable terms.   If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on September 20, 2000

We acquired our first property.  We have staked the property and will begin core drilling upon completion of our offering.  We expect to start core drilling within 90 days of completing our public offering, weather permitting.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2004 was $200,050.  In addition, a related party advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.  We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer and director.   This was accounted for as a cash shares purchase of $50.  On March 10, 2004 we issued an additional 4,000,000 common stock against proceeds of $200,000 pursuant to our public offering.

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

As of March 31, 2004 we had cash resources of $200,103.  We had total liabilities of $51,198 This was comprised of the $43,127 loan from Mr. Lozinski, $5,717 for administrative and general office expenses, and $2,354 for audit fees.

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

As of the end of the period, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15.   Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

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

(b)

Exhibits

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Financial Officer

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this   11th day of May, 2004.

DRAVCO MINING INC.
BY:	/s/ Rodney Lozinski Rodney Lozinski Principal Executive Officer and Principal Financial Officer