Form 10QSB
period 2004-06-30
DRAVCO MINING INC
filed 2004-08-13
CIK 1130808

=======================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER -  333-54044

DRAVCO MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0474904
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [ X] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004: 9,000,000.

========================================================================

ITEM 1.

FINANCIAL INFORMATION

DRAVCO MINING INC.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

As at	June 30, 2004	December 31, 2003
	$	$

ASSETS

Current Cash	194,462	787
Total Assets	194,462	787

LIABILITIES

Current Accounts payable and accrued liabilities	8,040	5,926
Advances due to related party	43,127	43,127
Total Liabilities		49,053

STOCKHOLDER’S EQUITY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 9,000,000 shares (December 31, 2003: 5,000,000 shares)	90	50
Additional Paid-In Capital	199,960	-
Deficit Accumulated During the Exploration Stage	(56,755)	(48,316)
Total Stockholder’s Equity		(48,266)
Total Liabilities and Stockholder’s Equity	194,462	787

See Accompanying Notes to the Financial Statements

  DRAVCO MINING INC.

  (An Exploration Stage Company)

  Statements of Operations

  (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative from Inception of the Development Stage on September 20, 2000 through
	2004	2003	2004	2003	June 30, 2004
	$	$	$	$	$
Mineral Property Costs	-	-	-	-	1,707
General and Administrative Expenses
Audit fees	556	400	984	951	10,120
Bank charges	56	50	140	73	476
Consulting fees	2,500	-	2,500	-	2,500
Legal fees	1,675	-	3,400	10,000	33,400
Office and administration	288	-	535	-	4,275
Transfer agent and filings fees	535	256	880	256	4,277
	5,610	706	8,439	11,280	56,755
Net Loss	(5,610)	(706)	(8,439)	(11,280)	(56,755)
Basic Loss Per Share	0.00	0.00	0.00	0.00
Weighted Average Number of Shares Outstanding	8,413,738	5,000,000	7,827476	5,000,000

See accompanying Notes to the Financial Statements

 DRAVCO MINING INC.

(An Exploration Stage Company)

Statement of Stockholder’s Equity

(Unaudited)

From Inception of the Development Stage on September 20, 2000 through to June 30, 2004:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholder’s
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	-	(19,386)	(19,336)
Net loss for the year	-	-	-	(2,097)	(2,097)
Balance, December 31, 2001	5,000,000	50	-	(21,483)	(21,433)
Net loss for the year	-	-	-	(5,219)	(5,219)
Balance, December 31, 2002	5,000,000	50	-	(26,702)	(26,652)
Net loss for the period	-	-	-	(21,164)	(21,614)
Balance, December 31, 2003	5,000,000	50	-	(48,316)	(48,266)
Common stock issued for cash at $0.05 per share	4,000,000	40	199,960	-	200,000
Net loss for the period	-	-	-	(8,439)	(8,439)
Balance, June 30, 2004	9,000,000	90	199,960	(56,755)	143,295

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative from Inception of the Development Stage on
	For the Six Months Ended June 30,		September 20, 2000 through
	2004	2003	June 30, 2004
	$	$	$
Cash Flows Used in Operating Activities

Loss from operations	(8,439)	(11,280)	(56,755)

Cash provided by changes in operating assets and liabilities
(Decrease) increase in accounts payable	2,114	(594)	8,040
Advances from a related party	-	10,022	43,127
Net cash used in operating activities	(6,325)	(1,852)	(5,588)

Cash Flows Provided By Financing Activities

Issuance of common stock for cash	200,000	-	200,050
Net cash provided by financing activities	200,000	-	200,050

Increase (decrease) in cash	193,675	(1,852)	194,462

Cash at beginning of period	787	2,537	-

Cash at end of period	194,462	685	194,462

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

As at June 30, 2004

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

NOTE 2 – GOING CONCERN

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002 the Company changed its name to Dravco Mining Inc.  Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia, Canada.  To date, the Company has not conducted any exploration on the claims.  Management has raised funds in the quarter ended June 30, 2004 for a preliminary exploration program to assess the mineral potential of the claims, and to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

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

We had cash resources of $194,462 as at June 30, 2004.  We do not know how long the money will last, however, we believe that it will last twelve months.  This is dependent on the amount of exploration we conduct and the cost thereof.  We will not know that information until we begin exploring our property.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  Other than described in this paragraph, we have no other financing plans.

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

Our property is undeveloped raw land.  Now that our offering is concluded, we intend to start exploration operations.  To our knowledge, the property has never been mined.  The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property.  The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith.  In addition, we paid Mr. Goldsmith $686 in 2002 and $143 in 2003 to maintain the claims in good standing. Before gold retrieval can begin, we must explore for and find mineralized material.  After that has occurred we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what that will be until we find mineralized material.

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

We estimate the cost of sampling will be $20 per foot drilled.  The amount of drilling will be predicated upon the amount of money raised in our offering.  As we have raised the maximum amount of money, we intend to drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet.  We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet.  We intend to pay Mr. Goldsmith up to a maximum of $5,000 per month for his services during the three-month period or a maximum of $15,000.  The total cost for analyzing the core samples is estimated to be $3,000.  We had intended to begin drilling within 90 days after our financing is closed, weather permitting, however, this timeframe has been delayed as Mr. Goldsmith has been unavailable to assist us.  We do not intend to interest other companies in our property if we find mineralized materials.  We intend to try to develop the reserves ourselves.

Our claims are as follows: Cahill 5-tenure #380917, Cahill 7-tenure #380919, Cahill 9-tenure #380921 and Cahill 10-tenure #980922 to September 22, 2004.  The remaining six claims owned by the Company are valid to September 23, 2004.

Now that our financing has been completed, we intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geological literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.  We have begun this phase of the exploration process on our properties by researching available literature over the internet and through other sources such as books and magazines.

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

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

*    more extensive trenching
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

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise additional money, we will cease operations.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. It is impossible to predict the likelihood of such an event.

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

To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find.    In the event that the funds we raised in our initial public offering is not sufficient, we have no assurance that future financing will be available to us on acceptable terms.   If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on September 20, 2000 to June 30, 2004

We acquired our first property.  We have staked the property.  We completed our public offering on March 10, 2004.  We expected to begin core drilling within 90 days of completing our offering, weather permitting, but have been delayed due to the unavailability of our geologist, Locke Goldsmith.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2004 was $200,050.  In addition, a related party advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.  We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer and director.   This was accounted for as a cash shares purchase of $50. On March 10, 2004 we issued an additional 4,000,000 shares of common stock against proceeds of $200,000 pursuant to our public offering.

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

As of June 30, 2004 we had cash resources of $194,462.  We had total liabilities of $51,167. This was comprised of the $43,127 loan from Mr. Lozinski, $5,622 for administrative and general office expenses, and $2,418 for audit fees.

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

As of the end of the period, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15.   Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this   11th day of August, 2004.

DRAVCO MINING INC.
BY:	/s/ Rodney Lozinski Rodney Lozinski Principal Executive Officer and Principal Financial Officer