Form 10QSB
period 2004-09-30
DRAVCO MINING INC
filed 2004-11-15
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER - 333-54044

DRAVCO MINING INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0474904
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

DRAVCO MINING INC.
1865 Dilworth Drive, Suite 101
Kelowna, British Columbia
Canada V1Y 9T1
(Address of principal executive offices)

(604) 687-6991
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2004:  9,000,000.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1. FINANCIAL INFORMATION
DRAVCO MINING INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

As at	September 30, 2004	December 31, 2003
		$$

ASSETS
Current
Cash	172,071	787
Advance receivable (Note 3)	15,000	-

Total Assets	187,071	787

LIABILITIES
Current
Accounts payable and accrued liabilities	4,076	5,926
Advances due to related party	43,127	43,127

Total Liabilities	47,203	49,053

STOCKHOLDER’S EQUITY
Common Stock

Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 9,000,000 shares
(December 31, 2003: 5,000,000 shares)	90	50

Additional Paid-In Capital	199,960	-

Deficit Accumulated During the Exploration Stage	(60,182)	48,316)

Total Stockholder’s Equity	139,868	(48,266)

Total Liabilities and Stockholder’s Equity	187,071	787

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from Inception of the Development Stage on September 20, 2000 through September 30,
	2004	2003	2004	2003	2004
	$	$	$	$	$

Mineral Property Costs	1,638	143	1,638	143	3,345
General and Administrative Expenses
Audit fees	1,027	777	2,012	1,729	11,147
Bank charges	50	52	189	124	526
Consulting fees	-	-	2,500	-	2,500
Legal fees	-	5,000	3,400	15,000	33,400
Office and administration	162	-	697	-	4,437
Transfer agent and filings fees	550	466	1,430	722	4,827
	3,427	6,438	11,866	17,718	60,182

Net Loss	(3,427)	(6,438)	(11,866)	(17,718)	(60,182)

Basic Loss Per Share	0.00	0.00	0.00	0.00

Weighted Average Number of Shares Outstanding	9,000,000	5,000,000	8,513,503	5,000,000

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

From Inception of the Development Stage on September 20, 2000 through to September 30, 2004:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholder’s
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	-	(19,386)	(19,336)

Net loss for the year	-	-	-	(2,097)	(2,097)

Balance, December 31, 2001	5,000,000	50	-	(21,483)	(21,433)

Net loss for the year	-	-	-	(5,219)	(5,219)

Balance, December 31, 2002	5,000,000	50	-	(26,702)	(26,652)

Net loss for the year	-	-	-	(21,164)	(21,614)

Balance, December 31, 2003	5,000,000	50	-	(48,316)	(48,266)

Common stock issued for cash at $0.05 per share	4,000,000	40	199,960	-	200,000

Net loss for the period	-	-	-	(11,866)	(11,866)

Balance, September 30, 2004	9,000,000	90	199,960	(60,182)	139,868

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

			Cumulative from Inception of the Development Stage on
	For the Nine Months Ended September 30,		September 20, 2000 through September 30,
	2004	2003	2004
	$	$	$
Cash Flows Used in Operating Activities

Loss from operations	(11,866)	(17,718)	(60,182)

Cash provided by changes in operating assets and
Liabilities:
Increase in advance receivable	(15,000)	-	(15,000)
(Decrease) increase in accounts payable	(1,850)	(822)	4,076
Advances from a related party	-	17,188	43,127

Net cash used in operating activities	(28,716)	(1,352)	(27,979)

Cash Flows Provided By Financing Activities

Issuance of common stock for cash	200,000	-	200,050

Net cash provided by financing activities	200,000	-	200,050

Increase (decrease) in cash	171,284	(1,352)	172,071

Cash at beginning of period	787	2,537	-

Cash at end of period	172,071	1,185	172,071

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

As at September 30, 2004

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2003.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

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

The ability of the Company to maintain its existence and further exploration of its mineral claims is dependent upon its raising sufficient new equity or debt financing. The commencement of principal operations is dependent upon the discovery of economically recoverable ore reserves, confirmation of the Company’s interest in the mineral claims, the ability of the Company to obtain necessary financing through the issuance of equity or debt to complete development, and on obtaining future profitable production or proceeds from the sale of all or an interest in the mineral claims. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - ADVANCE RECEIVABLE

The advance receivable is non-interest bearing, unsecured and due on demand.

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

We had cash resources of $172,071 as at September 30, 2004. We do not know how long the money will last; however, we believe that it will last twelve months. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

Plan of Operation

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may suspend or cease operations

In addition, we may not have enough money to complete our exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we may suspend or cease operations.

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

During the quarter ended September 30, 2004 we renewed our claims with the Ministry of Energy and Mines in British Columbia. Our claims are as follows: Cahill 5-tenure #380917, Cahill 7-tenure #380919, Cahill 9-tenure #380921 and Cahill 10-tenure #380922 are valid until September 22, 2005. Cahill 3-tenure #380915, Cahill 4-tenure #380916, Cahill 6-tenure #380918, Cahill 8- tenure #380920, Cahill 11-#380923, and Cahill 12-#380924 are valid to September 23, 2005.

Now that our financing is completed, we are proceeding in the following three phases:

Phase 1 has begun with research of the available geological literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. To date, we have begun this phase of the exploration process on our properties by researching available literature over the Internet and through other sources such as books and magazines.

When our research is completed and Mr. Locke Goldsmith is available to assist us, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

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

Phase 1 will take about 3 months once Mr. Locke Goldsmith is available to assist us and cost up to $20,000.

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

Results of Operations

From Inception on September 20, 2000 to September 30, 2004

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of available geological information. We have renewed our claims with the Ministry of Energy and Mines in British Columbia. We had expected to begin core drilling within 90 days of completing our offering, weather permitting, but have been delayed due to the unavailability of our geologist, Locke Goldsmith.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2004 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

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

As of September 30, 2004 we had cash resources of $172,071. We had total liabilities of $47,203. This was comprised of the $43,127 loan from Mr. Lozinski, $3,584 for administrative and general office expenses, and $492 for audit fees.

ITEM 3.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)    Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this  10th day of November, 2004.

DRAVCO MINING INC.

BY:	/s/ Rodney Lozinski
Rodney Lozinski
Principal Executive Officer and
Principal Financial Officer