Form 10KSB
period 2004-12-31
DRAVCO MINING INC
filed 2005-03-31
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission File No. 000-50664

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)	YES ☒	NO ☐	(2)	YES ☒	NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As at March 16, 2005 there were 4,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by the non-affiliates on March 16, 2005, computed at the price at which the stock was sold, was $200,000 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS - Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: March 16, 2005 - 9,000,000 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes ☒   No ☐

PART I

Item 1.	Description of Business.

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

We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is 101-1865 Dilworth Drive, Unit 404, Kelowna, British Columbia, Canada V1Y 9T1. Our telephone number is (604) 687-6991. Our offices are donated rent free by our president.

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

Item 2.	Description of Property.

In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.

Claims

The property is comprised of ten claims. They are:

1.	Cahill #3 - Tenure No. 380915 was recorded on October 2, 2000 and expires on September 23, 2005 and contains approximately 62 acres.

2.	Cahill #4 - Tenure No. 380916 was recorded on October 2, 2000 and expires on September 23, 2005 and contains approximately 62 acres.

3.	Cahill #5 - Tenure No. 380917 was recorded on October 2, 2000 and expires on September 22, 2005 and contains approximately 62 acres.

4.	Cahill #6 - Tenure No. 380918 was recorded on October 2, 2000 and expires on September 23, 2005 and contains approximately 62 acres.

5.	Cahill #7 - Tenure No. 380919 was recorded on October 2, 2000 and expires on September 22, 2005 and contains approximately 62 acres.

6.	Cahill #8 - Tenure No. 380920 was recorded on October 2, 2000 and expires on September 23, 2005 and contains approximately 62 acres.

7.	Cahill #9 - Tenure No. 380921 was recorded on October 2, 2000 and expires on September 22, 2005 and contains approximately 62 acres.

8.	Cahill #10 - Tenure No. 380922 was recorded on October 2, 2000 and expires on September 22, 2005 and contains approximately 62 acres.

9.	Cahill #11 - Tenure No. 380923 was recorded on October 2, 2000 and expires on September 23, 2005 and contains approximately 62 acres.

10.	Cahill #12 - Tenure No. 380924 was recorded on October 2, 2000 and expires on September 23, 2005 and contains approximately 62 acres.

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

Item 3.	Legal Proceedings.

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters.

Market Information

There is currently no public trading market for our common stock. We have made application to the National Association of Securities Dealers, Inc. (“NASD”) to attempt to have our common stock eligible for quotation on the Over-the-Counter Electronic Bulletin Board (“OTCBB”). No assurance can be given that our common stock will be accepted to be eligible for quotation on the OTCBB or whether an active trading market will ever be developed, or if developed, will be maintained.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at March 16, 2005 the Company had 49 shareholders of record of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

Our SB2 Registration Statement was declared effective on February 10, 2003 (Commission file no. 333-54044). We offered up to a total of 4,000,000 shares of common stock on a self underwritten basis, 2,000,000 minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On March 10, 2004, we completed our public offering by raising $200,000. We sold 4,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offer.

Use of Proceeds - From February 10, 2003 (Effective Date of Registration Statement) to December 31, 2004

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $1,637.75 in exploration costs, $4,472.60 in audit fees, $4,400 in legal fees; and $5,995.87 in general working capital, for a total of $16,506.22.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

This section of this report contains forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

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

Our property is undeveloped raw land. Our offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, we paid Mr. Goldsmith $686 in 2002 and $143 in 2003 to maintain the claims in good standing. During the year, we renewed our claims with the Ministry of Energy and Mines in British Columbia.

We are proceeding with our exploration program in the following three phases:

Phase 1 begun with research of the available geological literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. To date, this phase of the exploration process is ongoing by researching available literature over the Internet and through other sources such as books and magazines.

Weather interruptions in the province of British Columbia have effected and contributed to a delay in our proposed exploration operations. Once the winter weather conditions in British Columbia improve and Mr. Locke Goldsmith is available to assist us, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

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

Phase 1 will take about 3 months once undertaken and cost up to $20,000.

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

To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find. The funds raised from our equity financing from our public offering will provide for the capital required to implement our research and exploration phases. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Twelve Months ended December 31, 2004 and 2003

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Dravco Mining Inc. We must raise cash to implement our project and stay in business. On March 10, 2004, we completed our public offering and raised the maximum amount of money in our offering, $200,000. We do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. Now that we have completed our offering, we will begin exploration of our property.

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

From Inception on September 20, 2000 to December 31, 2004

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of available geological information. We have renewed our claims with the Ministry of Energy and Mines in British Columbia. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to winter weather conditions.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2004 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

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

As of December 31, 2004 we had cash resources of $185,560. We had total liabilities of $50,388. This was comprised of the $43,127 loan from Mr. Lozinski, $3,800 for administrative and general office expenses, $1,000.00 for legal fees and $2,461 for audit fees.

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

Item 7.	Financial Statements.

DRAVCO MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Dravco Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Dravco Mining Inc. as at December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period cumulative from inception on September 20, 2000 to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Dravco Mining Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on September 20, 2000 to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage with respect to its mineral property. The Company has not determined whether the exploration property contains ore reserves that are economically recoverable. At December 31, 2004 the Company has limited cash resources and will require new financing to maintain operations and initiate exploration work on its mineral property. Management intends to secure additional financing through the issuance of common stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a self-supporting business. These factors together raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
March 15, 2005	Chartered Accountants

DRAVCO MINING INC.
(An Exploration Stage Company)

Balance Sheets

As at	December 31, 2004	December 31, 2003
	$	$

ASSETS
Current
Cash	185,560	787

Total Assets	185,560	787

LIABILITIES

Current
Accounts payable and accrued liabilities	7,261	5,926
Amount due to a related party (Note 4)	43,127	43,127

Total Liabilities	50,388	49,053

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 9,000,000 shares
(December 31, 2003: 5,000,000 shares)	90	50

Additional Paid-In Capital	199,960	-

Deficit Accumulated During the Exploration Stage	(64,878)	(48,316)

Total Stockholders’ Equity (Deficiency)	135,172	(48,266)

Total Liabilities and Stockholders’ Equity (Deficiency)	185,560	787

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Statements of Operations

			Cumulative
			from
			Inception
	Year Ended	Year Ended	(September 20, 2000)
	December 31,	December 31,	to December 31,
	2004	2003	2004
	$	$	$

Revenue	-	-	-

Mineral property maintenance costs	1,638	143	3,345

General and administrative expenses
Audit fees	4,473	4,136	13,609
Bank charges	212	154	548
Consulting fees	2,500	-	2,500
Legal fees	4,400	15,000	34,400
Office and administration	746	219	4,486
Transfer agent and filing fees	2,593	1,962	5,990

	14,924	21,471	61,533

Net Loss	(16,562)	(21,614)	(64,878)

Basic Loss Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	8,232,876	5,000,000

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From Inception (September 20, 2000) to December 31, 2004:
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Exploration	(Equity)
	Shares	Amount	Capital	Stage	Deficiency
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-

Common shares issued for cash at $0.00001 per share on September 20, 2000	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	-	(19,386)	(19,336)

Net loss for the year	-	-	-	(2,097)	(2,097)

Balance, December 31, 2001	5,000,000	50	-	(21,483)	(21,433)

Net loss for the year	-	-	-	(5,219)	(5,219)

	5,000,000	50	-	(26,702)	(26,652)
Net loss for the year	-	-		(21,614)	(21,614)

Balance, December 31, 2003	5,000,000	50	-	(48,316)	(48,266)

Common shares issued for cash at $0.05 per share on March 10, 2004	4,000,000	40	199,960	-	200,000

Net loss for the year	-	-	-	(16,562)	(16,562)

Balance, December 31, 2004	9,000,000	90	199,960	(64,878)	135,172

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Statements of Cash Flows

			Cumulative
			from
			Inception
			(September 20,
	Year Ended	Year Ended	2000) to
	December 31,	December 31,	December 31,
	2004	2003	2004
	$	$	$
OPERATING ACTIVITIES

Loss from operations	(16,562)	(21,614)	(64,878)

Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,335	1,676	7,261
Amount due to a related party	-	18,188	43,127

Net cash (used in) operating activities	(15,227)	(1,750)	(14,490)

FINANCING ACTIVITIES

Issuance of common shares for cash	200,000	-	200,050

Net cash provided by financing activities	200,000	-	200,050

Increase (decrease) in cash	184,773	(1,750)	185,560

Cash at beginning of period	787	2,537	-

Cash at end of period	185,560	787	185,560

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	212	154	548
Taxes	-	-	-

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

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

The Company has not determined whether the exploration property contains ore reserves that are economically recoverable. At December 31, 2004 the Company has limited cash resources and will require new financing to maintain operations and initiate exploration work on its mineral property. Management intends to secure additional financing through the issuance of common stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a self-supporting business. These factors together raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Mineral property costs

All exploration and maintenance costs incurred on the mineral property are expensed as incurred, until it has been determined that the mineral property can be economically developed. Development costs thereafter will be capitalized. All capitalized costs will be amortized over the estimated productive life of the property if it is placed into commercial production. If the property is sold or allowed to lapse, the related costs will be charged to operations in the period.

The carrying value of the mineral property is subject to periodic review for impairment whenever events and changes in circumstances indicate that the carrying value of the asset may not be recoverable. Any losses will be charged to operations at the time impairment is determined.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $nil for the year ended December 31, 2004 (2003: $nil).

DRAVCO MINING INC.
(An Exploration Stage Company)

Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2004 and 2003 the Company has not issued any stock options or similar equity instruments.

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

Loss per share

Basic loss per common share has been calculated based on the weighted average number of common stock outstanding during the period. Diluted loss per share on the potential exercise of options and warrants is not presented where anti-dilutive.

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

DRAVCO MINING INC.
(An Exploration Stage Company)

Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - MINERAL PROPERTY

The Company owns 10 mineral claims, known as Cahill 3 to 12 inclusive, situated in the Osoyoos Mining Division of the Province of British Columbia, Canada.

The claims were acquired by staking. There has been no exploration work conducted on the property by the Company.

NOTE 4 - AMOUNT DUE TO A RELATED PARTY

Mr. R. Lozinski, the Company’s sole director and officer and majority shareholder, is owed $43,127 (2003: $43,127) for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

NOTE 5 - COMMON STOCK

There are no shares subject to warrants, agreements or options as at December 31, 2004 (December 31, 2003: nil).

NOTE 6 - RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation.

DRAVCO MINING INC.
(An Exploration Stage Company)

Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 7 - INCOME TAXES

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

			Cumulative
			from
			Inception
	Year	Year	(September 5,
	Ended	Ended	1997) to
	December 31,	December 31,	December 31,
	2004	2003	2004

Statutory and effective tax rate	15%	15%	15%

	$	$	$

Income taxes recovered at the statutory and effective tax rate	2,500	3,250	9,750

Benefit of tax losses not recognized in the year	(2,500)	(3,250)	(9,750)

Income tax recovery (expense) recognized in year	-	-	-

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	December 31,	December 31,
	2004	2003
	$	$
Net operating loss carry forwards (expiring 2020 - 2024)	9,250	7,000

Mineral exploration costs	500	250

Less: valuation allowance	(9,750)	(7,250)

Net deferred tax assets	-	-

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2004 and 2003, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

Item 8A.	Controls and Procedures.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

Name	Age	Title
Rodney Lozinski	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 50 - Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last nineteen years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses. Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada. Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Kelowna, British Columbia, Canada. Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

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

Compliance with Section 16(a) of the Exchange Act

The director, officer and person who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

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

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

Item 10.	Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company to our sole officer and director for the three fiscal years ended December 31, 2004, 2003 and 2002. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation			(i)
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compensation ($)
Rodney Lozinski, CEO, CFO, President, Secretary Director	12/31/04 12/31/03 12/31/02	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no employment agreements with our sole officer and director and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named director and executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our director and officer.

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

The Company did not reprice any options or SARs during the year ended December 31, 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of March 16, 2005, with the computation being based upon 9,000,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Rodney Lozinski Unit 404-101-1865 Dilworth Drive Kelowna, British Columbia Canada V1Y 9T1 CEO, CFO, President, Secretary and Director	5,000,000	55.55%

All directors and executive officers as a group (1 person) hold 5,000,000 common shares.

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

None

Item 12.	Certain Relationships and Related Transactions.

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

PART IV

Item 13.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

23.1	Consent of Hoogendoorn Vellmer Chartered Accountants
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

Exhibits Incorporated by Reference

The following documents are incorporated herein by reference from the Company’s Form 10-KSB and amendments thereto from the year ended December 31, 2003.

Exhibit No.	Description

14.1	Code of Ethics

The following documents are incorporated herein by reference from the Company’s SB2 Registration Statement - Amendment 4 filed with the Securities and Exchange Commission, SEC file #333-54044 on October 10, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

Exhibit No.	Description

3.1	Certificate of Amendment of Articles of Incorporation - Name Change to Dravco Mining Inc.
3.2	Amended Bylaws
99.2	Escrow Agreement with Signature Stock Transfer Inc.

The following documents are incorporated herein by reference from the Company’s SB2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-54044 on January 19, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

Exhibit No.	Description

3.3	Articles of Incorporation of Dundee Mining Inc.
3.4	Bylaws of Dundee Mining Inc.
4.1	Specimen Stock Certificate
10.1	Trust Agreement
10.2	Bill of Sale Absolute
99.1	Sample Subscription Agreement

Reports on Form 8-K

None

Item 14.	Principal Accounting Fees and Services.

The following table sets forth fees for services Hoogendoorn Vellmer, Chartered Accountants provided during fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$ 3,938	$ 3,750
Audit-related fees (2)
Tax fees (3)	$ 428	$ 321
All other fees (4)

Total	$ 4,366	$ 4,071

(1)
Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)
During fiscal 2004 and 2003, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)	Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.
(4)	During fiscal 2004 and 2003, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

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

/s/ Rodney Lozinski	Date: March 29, 2005
Rodney Lozinski
President, Principal Executive Officer, Treasurer, Principal Financial
Officer, Principal Accounting Officer, Secretary and sole member of the Board of Directors.