Form 10QSB
period 2005-03-31
DRAVCO MINING INC
filed 2005-05-18
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER - 000-50664

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2005 - 9,000,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1.	FINANCIAL INFORMATION

DRAVCO MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(unaudited)

March 31, 2005
$
ASSETS

CURRENT
Cash	185,361

TOTAL ASSETS	185,361

LIABILITIES

CURRENT
Accounts payable	3,000
Accrued liabilities	9,452
Advances from a related party	43,127

Total Liabilities	55,579

STOCKHOLDERS’ EQUITY

Common Stock

Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 9,000,000 shares	90

Additional Paid-In Capital	199,960

Deficit Accumulated During the Exploration Stage	(70,268)

Total Stockholders’ Equity	129,782

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	185,361

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	Cumulative from September 20, 2000 (Inception) to March 31, 2005
	$	$	$

REVENUE	-	-	-

EXPENSES
Consulting	-	-	2,500
Mineral property costs	-	-	3,345
Office and administrative	85	331	5,119
Professional fees	2,463	2,153	50,472
Transfer agent and filing fees	23	345	6,013
Travel	2,819	-	2,819

TOTAL EXPENSES	5,390	2,829	70,268

NET LOSS	(5,390)	(2,829)	(70,268)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,000,000	7,827,476

See Accompanying Notes to the Financial Statements

 DRAVCO MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
(unaudited)

	For the Three Months Ended March 31,
	2005	2004
	$	$
Cash Flows used in Operating Activities

Net Loss	(5,390)	(2,829)

Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	5,191	2,145

Net cash used in operating activities	(199)	(684)

Cash Flows used in Investing Activities	-	-

Cash Flows from Financing Activities

Issuance of common stock	-	200,000

Net cash provided by financing activities	-	200,000

Increase (decrease) in cash	(199)	199,316

Cash - Beginning of Period	185,560	787

Cash - End of Period	185,361	200,103

Non-cash Investing & Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

See Accompanying Notes to the Financial Statements

(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
MARCH 31, 2005
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - EXPLORATION STAGE COMPANY

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc. (the “Company”) Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia, Canada. To date, the Company has not conducted any exploration on the claims. Management raised funds in fiscal 2004 for a preliminary exploration program to assess the mineral potential of the claims, and to finance projected losses from operations and working capital.

The Company is in the exploration stage. In an exploration stage company, management devotes most of its activities in exploring for economically recoverable ore reserves. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependant upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise additional equity financing or find economically recoverable ore reserves. There is substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s sole director and officer and majority shareholder is owed $43,127 for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

NOTE 4 - COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
MARCH 31, 2005
(unaudited)

NOTE 5 - RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company. On March 10, 2004 we completed our public offering by raising $200,000. We sold 4,000,000 shares of our common stock at an offering price of five cents per share.

We had cash resources of $185,361 as at March 31, 2005. We do not know how long the money will last; however, we believe that it will last twelve months. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than described in this paragraph, we have no other financing plans.

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

Our property is undeveloped raw land. Our offering is concluded and we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, we paid Mr. Goldsmith $686 in 2002 and $143 in 2003 to maintain the claims in good standing.

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

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise additional money, we will cease operations.We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. It is impossible to predict the likelihood of such an event.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Dravco Mining Inc. upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

From Inception on September 20, 2000 to March 31, 2005

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of geological information. We have renewed our claims with the Ministry of Energy and Mines in British Columbia. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to winter weather conditions and the unavailability of Mr. Goldsmith.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2005 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney Lozinski, our sole officer and director. This was accounted for as a cash shares purchase of $50. On March 10, 2004 we issued an additional 4,000,000 shares of common stock against proceeds of $200,000 pursuant to our public offering.

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

As of March 31, 2005 we had cash resources of $185,361 and total liabilities of $55,579 for working capital of $129,782.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

Our SB-2 Registration Statement - Post Effective Amendment was declared effective on September 17, 2003 (Commission file no. 333-54044). We offered up to a total of 4,000,000 shares of common stock on a self underwritten basis, 2,000,000 minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On March 10, 2004, we completed our public offering by raising $200,000. We sold 4,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offer.

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to March 31, 2005

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $1,638 in exploration costs, $4,473 in audit fees, $4,400 in legal fees; and $6,195 in general working capital, for a total of $16,706.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

Reports on Form 8-K

Change in Registrant’s Certifying Accountant filed with the U.S. Securities and Exchange Commission on April 20, 2005 is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2005.

DRAVCO MINING INC.

BY:	/s/ Rodney Lozinski Rodney Lozinski Principal Executive Officer and Principal Financial Officer