Form 10QSB
period 2005-06-30
DRAVCO MINING INC
filed 2005-08-12
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 333-54044

DRAVCO MINING INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0474904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1865 Dilworth Drive, Suite 101
Kelowna, British Columbia
Canada V1Y 9T1
(Address of principal executive offices)

(604) 687-6991
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2005: 9,000,000.

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DRAVCO MINING INC. (An Exploration Stage Company) BALANCE SHEETS (EXPRESSED IN U.S. DOLLARS)
June 30, 2005 (unaudited) $
ASSETS
CURRENT
Cash	175,715
TOTAL ASSETS	175,715

LIABILITIES
CURRENT
Accounts payable	3,158
Accrued liabilities	2,800
Due to related party	43,127
Total Liabilities	49,085
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 9,000,000 shares	90
Additional Paid-In Capital	199,960
Deficit Accumulated During the Exploration Stage	(73,420)
Total Stockholders’ Equity	126,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	175,715

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (EXPRESSED IN U.S. DOLLARS) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative from September 20, 2000 (Inception) to
	2005	2004	2005	2004	June 30, 2005
	$	$	$	$	$
REVENUE	-	-	-	-	-
EXPENSES
Consulting	-	2,500	-	2,500	2,500
Mineral property costs	-	-	-	-	3,345
Office and administrative	108	344	192	675	5,227
Professional fees	1,949	2,231	4,413	4,384	52,421
Transfer agent and filing fees	1,095	535	1,118	880	7,108
Travel	-	-	2,819	-	2,819
TOTAL EXPENSES	3,152	5,610	8,542	8,439	73,420
NET LOSS	(3,152)	(5,610)	(8,542)	(8,439)	(73,420)
BASIC AND DILUTED LOSS PER SHARE	-	-	-	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,000,000	8,413,738	9,000,000	7,827,476

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (EXPRESSED IN U.S. DOLLARS) (unaudited)

	For the Six Months Ended June 30,
	2005 $	2004 $
Cash Flows Used in Operating Activities

Net Loss	(8,542)	(8,439)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,303)	2,114
Net cash used in operating activities	(9,845)	(6,325)

Cash Flows Used in Investing Activities	-	-

Cash Flows Provided By Financing Activities

Issuance of common stock	-	200,000
Net cash provided by financing activities	-	200,000

Increase (decrease) in cash	(9,845)	193,675

Cash - beginning of period	185,560	787

Cash - end of period	175,715	194,462

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
JUNE 30, 2005

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ending June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - EXPLORATION STAGE COMPANY

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc. (the “Company”). Since inception, the Company has acquired 10 mineral claims in the Osoyoos Mining Division, Province of British Columbia, Canada. To date, the Company has not conducted any exploration on the claims. Management completed its initial financing during fiscal 2004 for a preliminary exploration program to assess the mineral potential of the claims and to finance projected losses from operations and working capital.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Year End

The Company’s fiscal year end is December 31.

(b)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

(c)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153,“Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
JUNE 30, 2005

Note 4 - Related Party Transactions

The Company’s sole director and officer and majority shareholder is owed $43,127 for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarter report the terms “we”, “us”, “our”, the “Company” and “Dravco” means Dravco Mining Inc. unless otherwise indicated.

General

We were incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc. To date, our only activities have been directed at raising our initial capital and developing our business plan.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. Our auditors have a substantial doubt that the Company will be able to continue as a going concern. This is because we have not generated any revenues and no revenues are anticipated until we find economically recoverable mineral reserves and begin removing and selling minerals. Accordingly, we will need to raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in the Company. On March 10, 2004 we completed our public offering by raising $200,000. We sold 4,000,000 shares of our common stock at an offering price of $0.05 per share.

We had cash resources of $175,715 as at June 30, 2005. We do not know how long the money will last; however, we believe that it will last twelve months. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than described in this paragraph, we have no other financing plans.
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

Weather interruptions in the province of British Columbia have effected and contributed to a delay in our proposed exploration operations. Now that winter weather conditions in British Columbia have passed we will ask Mr. Locke Goldsmith to determine his availability to assist us in augmenting our initial work with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

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

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

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

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise additional money, we will cease operations. We cannot provide a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. It is impossible to predict the likelihood of such an event.

We will not move onto a subsequent phase until the phase we are working on is completed.

We do not have any plan to take the Company from Phase 3 exploration to revenue generation until we have determined its economic feasibility.

We do not intend to hire additional employees at this time, all of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.
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

We estimate the cost of sampling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our offering. As we raise the maximum amount of money, we intend to drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We intend to pay Mr. Goldsmith up to a maximum of $5,000 per month for his services during the three-month period or a maximum of $15,000. The total cost for analyzing the core samples is estimated to be $3,000. We intend to begin drilling within 90 days after our financing is closed, weather permitting. We do not intend to interest other companies in our property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO JUNE 30, 2005

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of geological information. We renewed our claims with the Ministry of Energy and Mines in British Columbia. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but was initially delayed due to winter weather conditions. Now that the winter weather conditions have passed, we are trying to determine the availability of Mr. Goldsmith. Due to our numerous delays and uncertainty as to when we might be able to commence work, Mr. Goldsmith has taken on multiple other projects requiring him to be out of North America for much of his time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we may need to seek out another geologist although we have made no plans to do so at this time.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2005 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

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

As of June 30, 2005 we had cash resources of $175,715 and total liabilities of $49,085 for working capital of $126,630.

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to June 30, 2005

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $1,638 in exploration costs, $6,213 in audit fees, $4,400 in legal fees; and $12,034 in general working capital, for a total of $24,285.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of July 2005.

DRAVCO MINING INC.

BY:	/s/ Rodney Lozinski
Rodney Lozinski Principal Executive Officer and Principal Financial Officer