Form 10KSB/A
period 2004-12-31
DRAVCO MINING INC
filed 2005-10-26
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A

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

DRAVCO MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

Hoogendoorn Vellmer
Chartered Accountants

Matthew J. Hoogendoorn	Ihlpaili Vellmer
C.A., C.P.A. (Illinois)	C.A., C.P.A. (Oregon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Dravco Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Dravco Mining Inc. as at December 31, 2004 and 2003 and the related statements of operations, stockholders’equity and cash flows for the years then ended and for the period cumulative from inception on September 20, 2000 to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada	“Hoogendoorn Vellmer”
March 15, 2005	Chartered Accountants

406-455 Granville Street, Vancouver, B.C., V6C 1T1
Tel: 604-687-3778 E-Mail: hoogendoorvellmer@telus.net

DRAVCO MINING INC.
(An Exploration Stage Company)

Balance Sheets

As at	December 31, 2004	December 31, 2003
	$	$

ASSETS

Current
Cash	185,560	787

Total Assets	185,560	787

LIABILITIES

Current
Accounts payable and accrued liabilities	7,261	5,926
Amount due to a related party (Note 4)	43,127	43,127

Total Liabilities	50,388	49,053

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 9,000,000 shares
(December 31, 2003: 5,000,000 shares)	90	50

Additional Paid-In Capital	199,960	-

Deficit Accumulated During the Exploration Stage	(64,878)	(48,316)

Total Stockholders’ Equity (Deficiency)	135,172	(48,266)

Total Liabilities and Stockholders’Equity (Deficiency)	185,560	787

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Statements of Operations

	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception (September 20, 2000) to December 31, 2004
	$	$	$

Revenue	-	-	-

Mineral property maintenance costs	1,638	143	3,345

General and administrative expenses
Audit fees	4,473	4,136	13,609
Bank charges	212	154	548
Consulting fees	2,500	-	2,500
Legal fees	4,400	15,000	34,400
Office and administration	746	219	4,486
Transfer agent and filing fees	2,593	1,962	5,990

	14,924	21,471	61,533

Net Loss	(16,562)	(21,614)	(64,878)

Basic Loss Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	8,232,876	5,000,000

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From Inception (September 20, 2000) to December 31, 2004:

			Additional	Deficit Accumulated During the	Total Stockholders’
	Common Stock		Paid-In	Exploration	(Equity)
	Shares	Amount	Capital	Stage	Deficiency
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-

Common shares issued for cash at $0.00001 per share on September 20, 2000	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	-	(19,386)	(19,336)

Net loss for the year	-	-	-	(2,097)	(2,097)

Balance, December 31, 2001	5,000,000	50	-	(21,483)	(21,433)

Net loss for the year	-	-	-	(5,219)	(5,219)

Balance, December 31, 2002	5,000,000	50	-	(26,702)	(26,652)

Net loss for the year	-	-		(21,614)	(21,614)

Balance, December 31, 2003	5,000,000	50	-	(48,316)	(48,266)

Common shares issued for cash at $0.05 per share on March 10, 2004	4,000,000	40	199,960	-	200,000

Net loss for the year	-	-	-	(16,562)	(16,562)

Balance, December 31, 2004	9,000,000	90	199,960	(64,878)	135,172

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception (September 20, 2000) to December 31, 2004
	$	$	$

OPERATING ACTIVITIES

Loss from operations	(16,562)	(21,614)	(64,878)

Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,335	1,676	7,261
Amount due to a related party	-	18,188	43,127

Net cash (used in) operating activities	(15,227)	(1,750)	(14,490)

FINANCING ACTIVITIES

Issuance of common shares for cash	200,000	-	200,050

Net cash provided by financing activities	200,000	-	200,050

Increase (decrease) in cash	184,773	(1,750)	185,560

Cash at beginning of period	787	2,537	-

Cash at end of period	185,560	787	185,560

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	212	154	548
Taxes	-	-	-

See accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)

Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc.

The Company does not own any property. Since inception the Company acquired the right to conduct exploration activity on 10 mineral claims in British Columbia, Canada for consideration of $878.00. Title to the property upon which the Company intends to conduct exploration activities, is not held by the Company. Title to the property is recorded in the name of Mr. Rodney Lozinski, president and sole director of the Company. The property is held in trust pursuant to a written declaration executed by Mr. Lozinski. If Mr. Lozinski transfers the property to another third party, the third party will obtain good title and the Company will have no claim on the property. Since Mr. Lozinski is the president and sole director of the Company and has a fiduciary duty to the Company, the Company would have cause of action against Mr. Lozinski for breach of fiduciary duty. The amount of damages would be the value of the property at that period of time, the value of which is unknown at this period of time. To date, the Company has not conducted any exploration on the claims. Management intends to conduct a preliminary exploration program to assess the potential of the claims.

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative From Inception (September 20, 2000) to December 31, 2004

Statutory and effective tax rate	15%	15%	15%

	$	$	$

Income taxes recovered at the statutory and effective tax rate	2,500	3,250	9,750

Benefit of tax losses not recognized in the year	(2,500)	(3,250)	(9,750)

Income tax recovery (expense) recognized in year	-	-	-

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	December 31, 2004	December 31, 2003
	$	$

Net operating loss carry forwards (expiring 2020 - 2024)	9,250	7,000

Mineral exploration costs	500	250

Less: valuation allowance	(9,750)	(7,250)

Net deferred tax assets	-	-

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

/s/ Rodney Lozinski	Date: October 24th, 2005
Rodney Lozinski
President, Principal Executive Officer, Treasurer, Principal Financial
Officer, Principal Accounting Officer, Secretary and sole member of the Board of Directors.