Form 10QSB/A
period 2005-03-31
DRAVCO MINING INC
filed 2005-10-26
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

DRAVCO MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

	March 31, 2005	December 31, 2004 (Audited)
	$	$
ASSETS

CURRENT
Cash	185,361	185,560

TOTAL ASSETS	185,361	185,560

LIABILITIES

CURRENT
Accounts payable	3,000	7,261
Accrued liabilities	9,452	-
Advances from a related party	43,127	43,127

Total Liabilities	55,579	50,388

STOCKHOLDERS’ EQUITY

Common Stock

Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 9,000,000 shares	90	90

Additional Paid-In Capital	199,960	199,960

Deficit Accumulated During the Exploration Stage	(70,268)	(64,878)

Total Stockholders’ Equity	129,782	135,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	185,361	185,560

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

	For the Three Months Ended March 31, 2005 $	For the Three Months Ended March 31, 2004 $	Cumulative from September 20, 2000 (Inception) to March 31, 2005 $
	__________________	__________________	__________________
REVENUE	-	-	-

EXPENSES
Consulting	-	-	2,500
Mineral property costs	-	-	3,345
Office and administrative	85	331	5,119
Professional fees	2,463	2,153	50,472
Transfer agent and filing fees	23	345	6,013
Travel	2,819	-	2,819

TOTAL EXPENSES	5,390	2,829	70,268

NET LOSS	(5,390)	(2,829)	(70,268)

BASIC AND DILUTED LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,000,000	7,827,476	-

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

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
MARCH 31, 2005
(Unaudited)

NOTE 5 - RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise additional money, we will cease operations, we cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. It is impossible to predict the likelihood of such an event.

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

Use of Proceeds from Registered Securities

Our SB-2 Registration Statement - Post Effective Amendment was declared effective on September 17, 2003 (Commission file no. 333-54044). We offered up to a total of 4,000,000 shares of common stock on a self underwritten basis, 2,000,000 minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On March 10, 2004, we completed our public offering by raising $200,000. We sold 4,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, and general partners of the issuer or their associates in connection with the offer.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of October, 2005.

DRAVCO MINING INC.

BY:	/s/ Rodney Lozinski
Rodney Lozinski
Principal Executive Officer and Principal Financial Officer