Form 10QSB/A
period 2005-06-30
DRAVCO MINING INC
filed 2005-10-26
CIK 1130808

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

DRAVCO MINING INC. (An Exploration Stage Company) BALANCE SHEETS (EXPRESSED IN U.S. DOLLARS)
	June 30, 2005 (Unaudited) $	December 31, 2004 (Audited) $
ASSETS

CURRENT
Cash	175,715	185,560

TOTAL ASSETS	175,715	185,560

LIABILITIES

CURRENT
Accounts payable	3,158	7,261
Accrued liabilities	2,800	-
Due to related party	43,127	43,127

Total Liabilities	49,085	50,388

STOCKHOLDERS’ EQUITY

Common Stock

Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 9,000,000 shares	90	90

Additional Paid-In Capital	199,960	199,960

Deficit Accumulated During the Exploration Stage	(73,420)	(64,878)

Total Stockholders’ Equity	126,630	135,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	175,715	185,560

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (EXPRESSED IN U.S. DOLLARS) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative From September 20, 2000 (Inception) to
	2005	2004	2005	2004	June 30, 2005
	$	$	$	$	$
REVENUE	-	-	-	-	-
EXPENSES					______________
Consulting	-	2,500	-	2,500	2,500
Mineral property costs	-	-	-	-	3,345
Office and administrative	108	344	192	675	5,227
Professional fees	1,949	2,231	4,413	4,384	52,421
Transfer agent and filing fees	1,095	535	1,118	880	7,108
Travel	-	-	2,819	-	2,819

TOTAL EXPENSES	3,152	5,610	8,542	8,439	73,420

NET LOSS	(3,152)	(5,610)	(8,542)	(8,439)	(73,420)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,000,000	8,413,738	9,000,000	7,827,476

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (EXPRESSED IN U.S. DOLLARS) (unaudited)

	For the Six Months Ended June 30,
	2005 $	2004 $
Cash Flows Used in Operating Activities

Net Loss	(8,542)	(8,439)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,303)	2,114

Net cash used in operating activities	(9,845)	(6,325)

Cash Flows Used in Investing Activities	-	-

Cash Flows Provided By Financing Activities

Issuance of common stock	-	200,000

Net cash provided by financing activities	-	200,000

Increase (decrease) in cash	(9,845)	193,675

Cash - beginning of period	185,560	787

Cash - end of period	175,715	194,462

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

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

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO JUNE 30, 2005

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of geological information. We renewed our claims with the Ministry of Energy and Mines in British Columbia. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but were initially delayed due to winter weather conditions. Now that the winter weather conditions have passed, we are trying to determine the availability of Mr. Goldsmith. Due to our numerous delays and uncertainty as to when we might be able to commence work, Mr. Goldsmith has taken on multiple other projects requiring him to be out of North America for much of his time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we may need to seek out another geologist although we have made no plans to do so at this time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of October 2005.

DRAVCO MINING INC.
BY:	/s/ Rodney Lozinski
Rodney Lozinski
Principal Executive Officer and
Principal Financial Officer