Form 10QSB
period 2005-09-30
DRAVCO MINING INC
filed 2005-11-17
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-50664

DRAVCO MINING INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	88-0474904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

580 Hornby Street, Suite 210
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer's telephone number)

1865 Dilworth Drive, Suite 101
Kelowna, British Columbia
Canada V1Y 9T1
(Former address of principal executive offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 1, 2005: 9,000,000.

The Company is a Shell company:       Yes [   ]     No [ X ]

==============================================================================================================

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DRAVCO MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

September 30, 2005 (unaudited) $	December 31, 2004 (audited) $

ASSETS

CURRENT
Cash	170,793	185,560
TOTAL ASSETS	170,793	185,560

LIABILITIES

CURRENT
Accounts payable	3,744	7,261
Accrued liabilities	2,300	-
Due to related party	43,127	43,127
Total Liabilities	49,171	50,388

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 9,000,000 shares	90	90
Additional Paid-In Capital	199,960	199,960
Deficit Accumulated During the Exploration Stage	(78,428)	(64,878)
Total Stockholders' Equity	121,622	135,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	170,793	185,560

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative From September 20, 2000 (Inception) to September 30,
	2005 $	2004 $	2005 $	2004 $	2005 $
REVENUE	-	-	-	-	-
EXPENSES
Consulting	-	-	-	2,500	2,500
Mineral property costs	1,800	1,638	1,800	1,638	5,145
Office and administrative	258	212	450	886	5,485
Professional fees	2,000	1,027	6,413	5,412	54,421
Transfer agent and filing fees	950	550	2,068	1,430	8,058
Travel	-	-	2,819	-	2,819
TOTAL EXPENSES	5,008	3,427	13,550	11,866	78,428
NET LOSS	(5,008)	(3,427)	(13,550)	(11,866)	(78,428)
BASIC AND DILUTED LOSS
PER SHARE	-	-	-	-
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	9,000,000	9,000,000	9,000,000	8,513,503

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
(unaudited)

	For the Nine Months Ended September 30,
	2005 $	2004 $
Cash Flows Used in Operating Activities

Net Loss	(13,550)	(11,866)

Changes in operating assets and liabilities: Advance receivable	-	(15,000)
Accounts payable and accrued liabilities	(1,217)	(1,850)
Net cash used in operating activities	(14,767)	(28,716)

Cash Flows Used in Investing Activities	-	-

Cash Flows Provided By Financing Activities

Issuance of common stock	-	-
Net cash provided by financing activities	-	200,000

Increase (decrease) in cash	(14,767)	171,284

Cash - beginning of period	185,560	787

Cash - end of period	170,793	172,071

Non-cash Investing and Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

See Accompanying Notes to the Financial Statements

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
SEPTEMBER 30, 2005

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ending September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - EXPLORATION STAGE COMPANY

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002 the Company changed its name to Dravco Mining Inc. (the "Company"). The Company does not own any property. Since inception, the Company acquired the right to conduct exploration activity on 10 mineral claims in British Columbia for consideration of $878.00. Title to the property upon which the Company intends to conduct exploration activities, is not held by the Company. Title to the property is recorded in the name of Rodney Lozinski, President and director of the Company. The property is held in trust for the Company pursuant to a written declaration executed by Mr. Lozinski. If Mr. Lozinski transfers the property to another third party, the third party will obtain good title and the Company will have no claim on the property. Since Mr. Lozinski is the president and director of the Company and has a fiduciary duty to the Company, the Company would have cause of action against Mr. Lozinski for breach of fiduciary duty. The amount of damages would be the value of the property at that period of time, the value of which is unknown at this period of time. To date, the Company has not conducted any exploration on the claims. Management intends to conduct a preliminary exploration program to assess the potential of the claims.

The Company is in the exploration stage. In an exploration stage company, management devotes most of its activities in exploring for economically recoverable ore reserves. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependant upon its successful efforts to find economically recoverable ore reserves, to raise additional capital and/or generate significant revenue. There is no guarantee that the Company will be able to find economically recoverable ore reserves, raise additional capital or establish profitable operations. There is substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Year End

The Company's fiscal year end is December 31.

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

(b)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(c)     Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

DRAVCO MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

(c)     Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's President, director and majority shareholder is owed $43,127 for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period's presentation.

Item 2. Management's Discussion and Analysis or Plan of Operations

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarter report the terms "we", "us", "our", the "Company" and "Dravco" means Dravco Mining Inc., unless otherwise indicated.

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

We had cash resources of $170,739 as at September 30, 2005. We do not know how long the money will last; however, we believe that it will last twelve months. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than described above, we have no other financing plans.

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

In addition, we may not have enough money to complete the exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we may suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals that are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Our offering is concluded and we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, we paid Mr. Goldsmith $686 in 2002 and $143 in 2003 to maintain the claims in good standing.

We are proceeding with our exploration program in the following three phases:

Phase 1 begun with research of the available geological literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.

We intend to augment our initial work with geologic mapping, geophysical testing and geochemical testing of the claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area.

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

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise additional funds. If we cannot or do not raise additional funds, we will cease operations. At this time we cannot provide a more detailed discussion of how our exploration program will work and what we expect our likelihood of success to be, due to the nature of mineral exploration in unexplored territories.

We will not move onto a subsequent phase until the phase we are working on is completed.

We do not have any plan to take the Company from Phase 3 exploration to revenue generation until we have determined its economic feasibility.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire on an as-needed basis. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

To become profitable and competitive, we will have to conduct research and exploration of the properties before we start production of any minerals we may find. In the event that the funds we raised in our initial public offering is not sufficient, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO SEPTEMBER 30, 2005

We acquired the right to conduct exploration activity on 10 mineral claims in British Columbia. We completed our public offering on March 10, 2004. We have begun research of geological information. We renewed our claims with the Ministry of Energy and Mines in British Columbia and the claims are now valid until September 22, 2006. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to various circumstances. Due to our numerous delays and uncertainty as to when we might be able to commence work, our geologist, Mr. Locke Goldsmith has taken on multiple other projects requiring him to be out of North America for much of his time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we may need to seek out another geologist although we have made no plans to do so at this time.

On September 23, 2005, Mr. Luis Goyzueta joined our Board of Director and agreed to act as Chief Financial Officer. Mr. Goyzueta will provide assistance to Mr. Lozinski in helping us to either advance our mining project in British Columbia or to help us seek alternative opportunities.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2005 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney Lozinski, our sole officer and director at that time. This was accounted for as a cash shares purchase of $50. On March 10, 2004 we issued an additional 4,000,000 shares of common stock against proceeds of $200,000 pursuant to our public offering.

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

As of September 30, 2005 we had cash resources of $170,793 and total liabilities of $49,171 for working capital of $121,622.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

Our SB-2 Registration Statement - Post Effective Amendment was declared effective on September 17, 2003 (Commission file no. 333-54044). We offered up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On March 10, 2004, we completed our public offering by raising $200,000. We sold 4,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offer.

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to September 30, 2005

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $3,438 in exploration costs, $8,213 in audit fees, $4,400 in legal fees; and $13,156 in general working capital, for a total of $29,207.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Reports on Form 8-K

Appointment of Chief Financial Officer and Director, Luis Humberto Goyzueta filed with the U.S. Securities and Exchange Commission on September 23, 2005 is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2005.

DRAVCO MINING INC.
BY: BY:	/s/ Rodney Lozinski Rodney Lozinski Chief Executive Officer /s/ Luis Humberto Goyzueta Luis Humberto Goyzueta Chief Financial Officer