Form 10KSB
period 2005-12-31
DRAVCO MINING INC
filed 2006-03-27
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission File No. 000-50664

DRAVCO MINING, INC.
(Name of small business issuer in its charter)

Nevada	88-0474904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Hornby Street, Suite 210, Vancouver British Columbia, Canada V6C 3B6
(Address of principal executive offices)

Issuer's telephone number (604) 687-6991

Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:       Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES [ X ]     NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.         [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES [   ]     NO [ X ]

State issuer's revenues for its most recent fiscal year.       $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As at March 15, 2006 there were 4,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by the non-affiliates on March 15, 2006, computed at the price at which the stock was sold, was $200,000 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 15, 2006 - 9,000,000 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Registrant Format:     Yes [   ] No [ X ]

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

We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is 580 Hornby Street, Suite 210, Vancouver, British Columbia Canada V6C 3B6. Our telephone number is (604) 687-6991.

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

The property is unencumbered and there are no competitive conditions, which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

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

Claims

The property is comprised of ten claims. They are:

1.   Cahill #3 - Tenure No. 380915 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

2.   Cahill #4 - Tenure No. 380916 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

3.   Cahill #5 - Tenure No. 380917 was recorded on October 2, 2000 and expires on September 22, 2006 and contains approximately 62 acres.

4.   Cahill #6 - Tenure No. 380918 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

5.   Cahill #7 - Tenure No. 380919 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

6.   Cahill #8 - Tenure No. 380920 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

7.   Cahill #9 - Tenure No. 380921 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

8.   Cahill #10 - Tenure No. 380922 was recorded on October 2, 2000 and expires on September 23, 2006 and contains approximately 62 acres.

9.   Cahill #11 - Tenure No. 380923 was recorded on October 2, 2000 and expires on September 22, 2006 and contains approximately 62 acres.

10.   Cahill #12 - Tenure No. 380924 was recorded on October 2, 2000 and expires on September 22, 2006 and contains approximately 62 acres.

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

We currently maintain limited office space located at 580 Hornby Street, Suite 210, Vancouver British Columbia, Canada V6C. Commencing January 1, 2006 we pay a nominal fee of $100 per month on a month-to-month basis. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence our exploration program.

Item 3.     Legal Proceedings.

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.     Market for Common Equity and Related Stockholders Matters.

Market Information

On June 7, 2005, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Dravco Mining Inc." and under the symbol "DVCO". To date our stock has not yet traded.

Our common shares are issued in registered form. Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite 100, Plano, Texas 75093, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122) is the registrar and transfer agent for our common shares.

On March 15, 2006 the shareholders' list of our common shares showed 50 registered shareholders and 9,000,000 shares outstanding.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at March 15, 2006 the shareholders' list of our common stock showed 50 registered shareholders and 9,000,000 shares outstanding.

Dividends

The Company has never declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company's ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2005.

Section 15(g) of the Exchange Act

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market. Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/deal compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associates persons.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

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

Use of Proceeds - From February 10, 2003 (Effective Date of Registration Statement) to December 31, 2005

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $5,145 in mineral property costs, $22,771 in audit fees, $37,549 in legal fees; and $24,123 in general working capital, for a total of $89,588. This amount includes the $43,127 that was advanced by our President, Rodney Lozinski for expenses relating to organizational and start-up costs.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

This section of this report contains forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company's management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

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

Our property is undeveloped raw land. We intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, to December 31, 2005, we have paid Mr. Goldsmith a total of $4,267 to maintain the claims in good standing. During the year, we renewed our claims with the Ministry of Energy and Mines in British Columbia at a cost of $1,779.

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

We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to various circumstances. Due to our numerous delays and uncertainty as to when we might be able to commence work, our geologist, Mr. Locke Goldsmith has taken on multiple other projects requiring him to be out of North America for extended periods of time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we may need to seek another geologist although we have made no plans to do so at this time.

Risk Factors

Our company is in the early development stage. The fact that we have not generated any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended December 31, 2005 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our company is in the early development stage. We have not generated any revenues since we incorporated on September 20, 2000. We have incurred a loss of $25,910 for the year ended December 31, 2005 and we have an accumulated deficit of $90,788 from the date of our incorporation on September 20, 2000 through the period ending December 31, 2005. We anticipate we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund the implementation of our business plan and to maintain our listing requirements. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditor's report on our financial statements for the year ended December 31, 2005 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold that production will be profitable.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee we will ever find any gold. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover gold, we cannot guarantee that we can do so at a profit.

Our sole director and officer is engaged in other full-time activities and he may not devote sufficient time to our business, which could have an adverse effect on our ability to conduct operations and generate revenues.

Our sole director and officer is involved in other business activities. Rodney Lozinski, our President, Chief Executive Officer and sole director is self-employed and maintains other businesses. As a result, our director and officer may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and proposed operations.

Because our officer and director is located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officer and director.

Our President is a resident of Canada and all or a substantial portion of our assets and those of our President are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgment obtained against our company, our officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Because our officer and director controls a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our sole officer and director beneficially own 55.55% of the issued and outstanding shares of our common stock. As a result, he has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officer and director control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by our sole officer and director could result in management making decisions that are in the best interest of our officer and director and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional common stock and there is a substantial likelihood that we will do so in order to finance our business plan and our monthly operations requirements, purchasers of our common stock may suffer immediate dilution of their interest in our company.

The most likely source of future funds presently available to us is through the sale of equity. Any sale of our shares will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our need or to otherwise provide the capital necessary to conduct business and develop our business plan, which might result in the loss of some or all of your investment in our common stock.

There is currently no public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for our common stock and we can give no assurance that one will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on June 7, 2005, it has not yet traded. We cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market for our common stock will develop.

If a public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

Even if a significant market for our common stock should develop, the market price for our common stock may be significantly affected by the current stage of our business plan and our lack of revenues and our financial and operations result from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Trading of our common stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market in our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

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

Results of Operations

Twelve Months ended December 31, 2005 and 2004

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

We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to various circumstances. Due to our numerous delays and uncertainty as to when we might be able to commence work, our geologist, Mr. Locke Goldsmith has taken on multiple other projects requiring him to be out of North America for extended periods of time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we may need to seek another geologist although we have made no plans to do so at this time.

Due to our inability to commence exploration on our mining property we have considered other business opportunities although we have no agreements related to any such opportunities.

On September 23, 2005, Mr. Luis Goyzueta joined our Board of Directors and agreed to act as Chief Financial Officer. Mr. Goyzueta was to have provided assistance to us to either advance our mining project in British Columbia or to help us seek alternative opportunities.

Mr. Goyzueta resigned on December 2, 2005 to pursue other interests.

From Inception on September 20, 2000 to December 31, 2005

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of available geological information. We have renewed our claims with the Ministry of Energy and Mines in British Columbia. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to various circumstances. Due to our numerous delays and uncertainty as to when we might be able to commence work, our geologist, Mr. Locke Goldsmith has taken on multiple other projects requiring him to be out of North America for extended periods of time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we may need to seek another geologist although we have made no plans to do so at this time.

Due to our inability to commence exploration on our mining property we have considered other business opportunities although we have no agreements related to any such opportunities.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2005 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

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

As of December 31, 2005 we had cash resources of $166,653. We had total liabilities of $56,191. This was comprised of the $43,127 loan from Mr. Lozinski, $13,064 for general administrative, legal and audit costs.

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

Item 7.     Financial Statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

Index

Report of Independent Registered Public Accounting Firm                                                                         F-1

Balance Sheets                                                                                                                                         F-2

Statements of Operations                                                                                                                          F-3

Statements of Cash Flows                                                                                                                         F-4

Statement of Stockholders' Equity                                                                                                             F-5

Notes to the Financial Statements                                                                                                              F-6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Dravco Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Dravco Mining Inc. (An Exploration Stage Company) as of December 31, 2005, and the related statement of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Dravco Mining Inc. as of December 31, 2004 and the related statement of operations, cash flows and stockholders' equity for the year then ended and accumulated for the period from September 20, 2000 to December 31, 2004, was audited by other auditors in their report dated March 15, 2005. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred significant operating losses during the exploration stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
 CHARTERED ACCOUNTANTS
Vancouver, Canada
February 20, 2006

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2005	2004
	$	$
Assets

Current Assets
Cash	166,653	185,560
Total Assets	166,653	185,560

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	5,347	3,800
Accrued liabilities	7,717	3,461
Due to related party (Note 4(a))	43,127	43,127

Total Liabilities	56,191	50,388

Commitments and Contingencies (Note 1)

Stockholders' Equity

Common Stock (Note 5)
100,000,000 shares authorized, with a $0.00001 par value,
9,000,000 shares issued and outstanding	90	90
Donated Capital (Note 4(b))	1,200	-
Additional Paid-in Capital	199,960	199,960
Deficit Accumulated During the Exploration Stage	(90,788)	(64,878)

Total Stockholders' Equity	110,462	135,172

Total Liabilities and Stockholders' Equity	166,653	185,560

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Year Ended December 31, 2005 $	Year Ended December 31, 2004 $	Accumulated From September 20, 2000 (Inception) to December 31, 2005 $

Revenue	-	-	-

Expenses

Consulting fees	-	2,500	2,500
Mineral property costs	1,800	1,638	5,145
Office and administration (Note 4(b))	4,818	958	9,852
Professional fees	12,311	8,873	60,320
Transfer agent and filing fees	4,162	2,593	10,152
Travel	2,819	-	2,819
Total Expenses	25,910	16,562	90,788

Net Loss	(25,910)	(16,562)	(90,788)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Number of Shares Outstanding	9,000,000	8,233,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Year Ended December 31,	Year Ended December 31,	Accumulated From September 20, 2000 (Inception) to December 31,
	2005	2004	2005
	$	$	$

Operating Activities

Net loss	(25,910)	(16,562)	(90,788)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	1,200	-	1,200

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	5,803	1,335	13,064
Due to related party	-	-	43,127

Net Cash Used in Operating Activities	(18,907)	(15,227)	(33,397)

Net Cash Used in Investing Activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	200,000	200,050

Net Cash from Financing Activities	-	200,000	200,050

Increase (Decrease) in Cash	(18,907)	184,773	166,653

Cash, Beginning of Period	185,560	787	-

Cash, End of Period	166,653	185,560	166,653

Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period from September 20, 2000 (Date of Inception) to December 31, 2005
(Expressed in U.S. Dollars)

	Common Shares		Additional Paid-in	Donated	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Capital	Stage	Total
		$	$	$	$	$

Balance September 20, 2000 (Date of Inception)	-	-	-	-	-	-

Shares issued for cash September 20, 2000 at $0.00001 per share	5,000,000	50	-	-	-	50

Net loss for period	-	-	-	-	(19,386)	(19,386)

Balance, December 31, 2000	5,000,000	50	-	-	(19,386)	(19,336)

Net loss for year	-	-	-	-	(2,097)	(2,097)

Balance, December 31, 2001	5,000,000	50	-	-	(21,483)	(21,433)

Net loss for the year	-	-	-	-	(5,129)	(5,129)

Balance, December 31, 2002	5,000,000	50	-	-	(26,702)	(26,652)

Net loss for the year	-	-	-	-	(21,614)	(21,614)

Balance, December 31, 2003	5,000,000	50	-	-	(48,316)	(48,266)

Shares issued for cash March 10, 2004 at $0.05 per share	4,000,000	40	199,960	-	-	200,000

Net loss for the year	-	-	-	-	(16,562)	(16,562)

Balance, December 31, 2004	9,000,000	90	199,960	-	(64,878)	135,172

Donated rent	-	-	-	1,200	-	1,200

Net loss for the year	-	-	-	-	(25,910)	(25,910)

Balance, December 31, 2005	9,000,000	90	199,960	1,200	(90,788)	110,462

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. Dollars)

1.         Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's business plan is to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company has not determined whether the mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, obtain necessary financing and then profitable operations. As at December 31, 2005, the Company has never generated any revenues and has accumulated losses of $90,788 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.         Summary of Significant Accounting Policies

a)         Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company's fiscal year-end is December 31.

b)         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)         Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)         Exploration and Development Costs

The Company has been in the exploration stage since its formation on September 20, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. Dollars)

2.         Summary of Significant Accounting Policies (continued)

e)         Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and due to related party approximates their fair value because of the short-term maturity of these instruments.

f)         Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

g)         Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transitions may occur in Canadian dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)         Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)         Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

j)         Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. Dollars)

2.         Summary of Significant Accounting Policies (continued)

k)         Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

l)         Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. Dollars)

2.         Summary of Significant Accounting Policies (continued)

l)         Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

m)         Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.         Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. The claims are registered in the name of the President of the Company, who is holding the claims in trust on behalf of the Company.

4.         Related Party Transactions/Balances

a)         The amount of $43,127 (2004 - $43,127) owing to the President of the Company is unsecured, non-interest bearing and due on demand.

b)         The President of the Company provides office premises to the Company at no charge. Office premises are valued at $100 per month. During the year ended December 31,              2005, donated rent of $1,200 was recorded.

5.         Common Stock

In March 2004, the Company issued 4,000,000 shares of common stock at $0.05 per share for cash proceeds of $200,000 pursuant to an SB-2 Registration Statement.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. Dollars)

6.         Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $89,588, which commence expiring in 2020. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005 $	2004 $

Net Operating Losses Carried Forward	89,588	64,878

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	31,356	22,707

Valuation Allowance	(31,356)	(22,707)

Net Deferred Tax Asset	-	-

8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the fiscal year ended December 31, 2004 were audited by Vellmer Chang (formerly Hoogendoorn Vellmer), Chartered Accountants, 815 Hornby Street, Suite 505, Vancouver, British Columbia Canada V6Z 2E6. On April 14, 2005, Vellmer Chang notified us that they were resigning as our auditors due to the partner rotational requirements of the Securities Act and the Independence Board. Our financial statements for the fiscal year ended December 31, 2005 included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 Wet Pender Street, Vancouver, British Columbia Canada V6E 3S7 as set forth in their report included herein.

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

Item 8B.     Other Information.

None

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
Name	Age	Title
Rodney Lozinski	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 51 - Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last nineteen years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses. Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada. Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada. Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

Involvement in Certain Legal Proceedings

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

(1)     has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

(2)     was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)     was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)     was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)     was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

The director, officer and person who beneficially owned more than ten percent of the Company's common stock filed timely reports in compliance with Section 16(a).

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

Item 10. Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company to our sole officer and director for the three fiscal years ended December 31, 2005, 2004 and 2003. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compensation ($)
Rodney Lozininski, CEO CFO, President Secretary Director	12/31/05 12/31/04 12/31/03	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no employment agreements with our sole officer and director and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named director and executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our director and officer.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers, or any directors or employees during the current fiscal year.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Compensation of Directors

There are no other standard arrangements pursuant to which the Company's directors are compensated for services provided as directors. The director has not been paid any compensation for services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2005.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of January 12, 2006, with the computation being based upon 9,000,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Rodney Lozinski 451 Penryn Court Saskatoon, Saskatchewan S7H 5G8 CEO, CFO, President, Secretary and Director	5,000,000	55.55%

All directors and executive officers as a group (1 person) hold 5,000,000 common shares.

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company's securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

None

Item 12.     Certain Relationships and Related Transactions.

Certain Business Relationships

There were no material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13.     Exhibits.

The following exhibits are filed with this report:

Exhibit No.         Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

Exhibits Incorporated by Reference

The following documents are incorporated herein by reference from the Company's Form 10-KSB and amendments thereto from the year ended December 31, 2003.

Exhibit No.     Description

14.1     Code of Ethics

The following documents are incorporated herein by reference from the Company's SB2 Registration Statement - Amendment 4 filed with the Securities and Exchange Commission, SEC file #333-54044 on October 10, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

Exhibit No.     Description

3.1     Certificate of Amendment of Articles of Incorporation - Name Change to Dravco Mining Inc.
3.2     Amended Bylaws
99.2   Escrow Agreement with Signature Stock Transfer Inc.

The following documents are incorporated herein by reference from the Company's SB2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-54044 on January 19, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

Exhibit No.     Description

3.3     Articles of Incorporation of Dundee Mining Inc.
3.4     Bylaws of Dundee Mining Inc.
4.1     Specimen Stock Certificate
10.1   Trust Agreement
10.2   Bill of Sale Absolute
99.1   Sample Subscription Agreement

Reports on Form 8-K

Resignation of Director and Officer (incorporated by reference from Form 8-K filed on December 2, 2005)

Item 14.     Principal Accounting Fees and Services.

The following table sets forth fees for services Manning Elliott LLP, Chartered Accountants provided during fiscal year 2005 and Vellmer & Chang (formerly Hoogendoorn Vellmer), Chartered Accountants provided during fiscal year 2004:

	2005	2004
Audit Fees (1)	$ 7,000	$ 4,901
Audit-related fees (2)
Tax fees (3)	$ 750	$ 449
All other fees (4)

Total	$ 7,750	$ 5,350

(1)     Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the
          Company's quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)     During fiscal 2005 and 2004, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)     Represents fees for services and advice provided in connection with the preparation of the Company's federal and state tax returns.

(4)     During fiscal 2005 and 2004, the Company did not incur any other fees related to the Company's financial statements and other services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

RODNEY LOZINSKI Date: March 23, 2006
Rodney Lozinski
President, Principal Executive Officer, Treasurer, Principal Financial
Officer, Principal Accounting Officer, Secretary and sole member of the Board of Directors.