Form 10QSB
period 2006-03-31
DRAVCO MINING INC
filed 2006-05-15
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 1, 2006: 9,000,000.

The Company is a Shell company:     Yes [   ]     No [ X ]

PART I

Item 1.     Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

==========================================================================================================

Dravco Mining Inc.
(An Exploration Stage Company)
Unaudited Interim Financial Statements
(Expressed in U.S. Dollars)

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

	March 31,	December 31,
	2006	2005
	$	$
Assets

Current Assets
Cash	159,279	166,653
Total Assets	159,279	166,653

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	7,994	5,347
Accrued liabilities	350	7,717
Due to related party (Note 4(a))	43,127	43,127
Total Liabilities	51,471	56,191

Commitments and Contingencies (Note 1)

Stockholders' Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
9,000,000 shares issued and outstanding	90	90
Donated Capital	1,200	1,200
Additional Paid-in Capital	199,960	199,960
Deficit Accumulated During the Exploration Stage	(93,442)	(90,788)

Total Stockholders' Equity	107,808	110,462
Total Liabilities and Stockholders' Equity	159,279	166,653

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

	Three Months Ended March 31, 2006 $	Three Months Ended March 31, 2005 $	Accumulated From September 20, 2000 (Inception) to March 31, 2006 $

Revenue	-	-	-

Expenses

Consulting fees	-	-	2,500
Mineral property costs	-	-	5,145
Office and administration (Note 4(b))	1,968	85	11,820
Professional fees	451	2,463	60,771
Transfer agent and filing fees	235	23	10,387
Travel	-	2,819	2,819

Total Expenses	2,654	5,390	93,442

Net Loss	(2,654)	(5,390)	(93,442)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Number of Shares Outstanding	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
	$	$

Operating Activities

Net loss	(2,654)	(5,390)

Change in operating assets and liabilities

Accounts payable and accrued liabilities	(4,720)	5,191

Net Cash Used in Operating Activities	(7,374)	(199)

Investing Activities	-	-

Financing Activities	-	-

Decrease in Cash	(7,374)	(199)

Cash, Beginning of Period	166,653	185,560

Cash, End of Period	159,279	185,361

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

1.	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (" SFAS" ) No. 7 " Accounting and Reporting by Development Stage Enterprises" .. The Company' s business plan is to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company has not determined whether the mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company' s interests in the underlying properties, obtain necessary financing and then profitable operations. As at March 31, 2006, the Company has never generated any revenues and has accumulated losses of $93,442 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company' s fiscal year-end is December 31.

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

Dravco Mining Inc.
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

2.	Summary of Significant Accounting Policies (continued)

	d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on September 20, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, " Whether Mineral Rights Are Tangible or Intangible Assets" .. The Company assesses the carrying costs for impairment under SFAS 144, " Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	e)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values because of the short-term maturity of these instruments.

	f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

	g)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 " Foreign Currency Translation" .. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Dravco Mining Inc.
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

2.	Summary of Significant Accounting Policies (continued)

	h)	Income Taxes

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

The Company records stock-based compensation in accordance with SFAS No. 123, " Accounting for Stock-Based Compensation" .. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

	j)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Dravco Mining Inc.
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (" FASB" ) issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 " Accounting for Servicing of Financial Assets" , but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3" . SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company' s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" .. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard did not have a material impact on the Company' s results of operations and financial position.

Dravco Mining Inc.
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

3.	Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. The claims are registered in the name of the President of the Company, who is holding the claims in trust on behalf of the Company.

4.	Related Party Transactions/Balances

	a)	The amount of $43,127 (December 31, 2005- $43,127) owing to the President of the Company is unsecured, non-interest bearing and due on demand.

b)

The President of the Company had provided office premises to the Company at no charge. Office premises are valued at $100 per month. During the year ended December 31, 2005, donated rent of $1,200 was recorded. Effective January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party.

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

We had cash resources of $159,279 as at March 31, 2006. We do not know how long the money will last; however, we believe that it will last twelve months. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than described above, we have no other financing plans.

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

The property is undeveloped raw land. Our offering is concluded and we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, to March 31, 2006, we have paid Mr. Goldsmith a total of $4,267 to maintain the claims in good standing. During the period from December 31, 2004 to December 31, 2005, we renewed our claims with the Ministry of Energy and Mines in British Columbia at a cost of $1,779.

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

Due to our inability to commence exploration on our mining property we are considering other business opportunities although we have no agreements related to such opportunities at this time.

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

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO MARCH 31, 2006

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

Due to our inability to commence exploration on our mining property we are considering other business opportunities although we have no agreements related to such opportunities.

On September 23, 2005, Mr. Luis Goyzueta joined our Board of Directors and agreed to act as Chief Financial Officer. Mr. Goyzueta was to have provided assistance to us to either advance our mining project in British Columbia or to help us seek alternative opportunities.

Mr. Goyzueta resigned on December 2, 2005 to pursue other interests.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2006 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

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

As of March 31, 2006 we had cash resources of $159,279. We had total liabilities of $51,471. This was comprised of the $43,127 loan from Mr. Lozinski, $8,344 for general administrative, legal and audit costs, for a working capital of $107,808.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to March 31, 2006:

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $5,145 in exploration costs, $23,771 in audit fees, $38,250.38 in legal fees; and $26,625.49 in general working capital, for a total of $93,791.87. This amount includes the $43,127 that was advanced by our President Rodney Lozinski for expenses relating to the organizational and start-up costs.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31.1 -     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive and Financial Officer

Exhibit 32.1 -     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive and Financial Officer

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2006.

DRAVCO MINING INC.
BY:	RODNEY LOZINSKI Rodney Lozinski President, Principal Executive and Financial Officer, Treasurer, Principal Accounting Officer, Secretary and sole member of the Board of Directors