Form 10QSB
period 2006-06-30
DRAVCO MINING INC
filed 2006-08-14
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2006: 18,000,000.

The Company is a Shell company:     Yes [   ]     No [ X ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Dravco Mining Inc.
(An Exploration Stage Company)
Unaudited Interim Financial Statements
(Expressed in U.S. Dollars)

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2006	2005
	$	$
	(unaudited)
Assets

Current Assets
Cash	138,598	166,653
Prepaid expense (Note 6)	10,000	-

Total Assets	148,598	166,653

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	4,938	5,347
Accrued liabilities	350	7,717
Due to related party (Note 4(a))	43,127	43,127

Total Liabilities	48,415	56,191

Contingencies and Commitments (Notes 1 and 3)

Stockholders' Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value;
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(101,067)	(90,788)

Total Stockholders' Equity	100,183	110,462

Total Liabilities and Stockholders' Equity	148,598	166,653

The accompanying notes are an integral part of these financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended March 31,		Six Months Ended June 30,		Accumulated From September 20, 2000 (Inception) to June 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Consulting fees	-	-	-	-	2,500
Mineral property costs	-	-	-	-	5,145
Office and administration (Note 4(b))	1,968	85	4,844	192	14,696
Professional fees	451	2,463	4,499	4,413	74,819
Transfer agent and filing fees	235	23	936	1,118	1,088
Travel	-	2,819	-	2,819	2,819

Total Expenses	2,654	5,390	10,279	8,542	101,067

Net Loss	(2,654)	(5,390)	(10,279)	(8,542)	(101,067)

Net Loss Per Share - Basic and Diluted	-	-	-	-

Weighted Average Number of Shares Outstanding (Note 5)	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2006	2005
	$	$

Operating Activities

Net loss	(10,279)	(8,542)

Changes in operating assets and liabilities

Prepaid expense	(10,000)	-
Accounts payable and accrued liabilities	(7,776)	(1,303)

Net Cash Used in Operating Activities	(28,055)	(9,845)

Investing Activities	-	-

Financing Activities	-	-

Decrease in Cash	(28,055)	(9,845)

Cash - Beginning of Period	166,653	185,560

Cash - End of Period	138,598	175,715

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

1.       Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, obtain necessary financing and then profitable operations. As at June 30, 2006, the Company has never generated any revenues and has accumulated losses of $101,067 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

d)       Mineral Property Costs

The Company has been in the exploration stage since its inception on September 20, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

i)       Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

j)       Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

l)       Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

l)       Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard did not have a material impact on the Company's results of operations and financial position.

m)       Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.     Mineral Properties

a)       In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the

Osoyoos Mining Division of the Province of British Columbia, Canada. The claims are registered in the name of the President of the Company, who is holding the claims in trust on behalf of the Company.

b)       On May 24, 2006, the Company entered into a Letter of Intent with Nevada Sunrise, LLC to acquire a 100% interest in the Golden Arrow property comprising 254 lode claims plus 17 patented claims covering a total land area of approximately 5,125 acres located in Nye County, Nevada. The foregoing acquisition is subject to the Company completing the following:
      Issuing 5,000,000 shares of common stock to Nevada Sunrise, LLC. An additional 5,000,000 shares of common stock will be placed in escrow pending the establishment of 1,000,000 ounces of gold or more by Nevada Sunrise, LLC.

      Completing a private placement of 4,000,000 shares of common stock at a price of $1.00 per share or more.

      Effecting a forward stock split on a 2 for 1 basis. This was completed on June 16, 2006.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

4.       Related Party Transactions

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

5.       Common Stock

On June 6, 2006, the Company's Board of Directors declared a stock dividend to effect a two for one forward stock split with a record date of June 16, 2006. All per share amounts have been retroactively adjusted to reflect the forward stock split.

6.       Prepaid Expense

Prepaid expense consists of legal fees paid in advance.

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

We had cash resources of $138,598 as at June 30, 2006. We do not know how long the money will last; however, we believe that it will last twelve months for maintaining our company in good standing. The Letter of Intent that we entered into on May 24, 2006 requires that we complete a financing of not less than $4,000,000. Should we complete the terms of the Letter of Intent, we will have sufficient funds to complete the first phase of the Golden Arrow Project and working capital for at least twelve months.

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

The property is undeveloped raw land. Our initial offering was concluded and we had intended to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $878 we paid to Mr. Goldsmith. In addition, to June 30, 2006 we have paid Mr. Goldsmith a total of $4,267 to maintain the claims in good standing. During the period from December 31, 2004 to December 31, 2005, we renewed our claims with the Ministry of Energy and Mines in British Columbia at a cost of $1,779.

However, due to a number of circumstances we are delaying any exploration on our original property in order to pursue the opportunity with the Golden Arrow Project from Nevada Sunrise LLC. We believe the Golden Arrow Project is a more viable opportunity for the Company.

The terms and conditions in the Letter of Intent have not been fulfilled as of yet but we are working towards removal of the conditions.

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

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO JUNE 30, 2006

We acquired the right to conduct exploration activity on 10 mineral claims in British Columbia. We completed our public offering on March 10, 2004. We had begun research of geological information. We renewed our claims with the Ministry of Energy and Mines in British Columbia and the claims are now valid until September 22, 2006. We had expected to begin core drilling and exploration within 90 days of completing our offering, weather permitting, but have been delayed due to various circumstances. Due to our numerous delays and uncertainty as to when we might be able to commence work, our geologist, Mr. Locke Goldsmith has taken on multiple other projects requiring him to be out of North America for much of his time. We will be unable to advance further with Phase 1 until Mr. Goldsmith has the time for us. Alternatively, we have sought out another geologist; Dr. Odin D. Christensen who was appointed Director and Corporate Secretary of the Company on May 30, 2006.

Due to our inability to commence exploration on our mining property in British Columbia, Canada we are considering other business opportunities although we have no agreements related to such opportunities at this time.

On May 24, 2006, the Company entered into a Letter of Intent with Nevada Sunrise, LLC to acquire from Nevada Sunrise, LLC a 100% interest in the Golden Arrow property comprising 254 lode claims plus 17 patented claims covering a total land area of approximately 5,125 acres located in Nye County, Nevada. The foregoing acquisition is subject to the following:

1.       Issuing 5,000,000 shares of common stock to Nevada Sunrise, LLC, plus issuing an additional 5,000,000 shares of common stock which will be placed in escrow pending the establishment of Canadian National Instrument 43-101 compliant resource of 1,000,000 ounces of gold or more by Nevada Sunrise, LLC.

2.       Completing a private placement of 4,000,000 shares of common stock at a price of $1.00 per share or more.

3.       Effecting a forward stock split on a 2 for 1 basis. This was completed on June 16, 2006.

4.       Replacing our board of directors with individuals designated by Nevada Sunrise, LLC.

As at the date of this report all the terms and conditions have not been complied with and the acquisition has not been completed.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2006 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

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

Since our inception, Mr. Lozinski, has advanced the total sum of $43,127, $30,000 was used for legal fees relating to organizational and start-up costs, $1,707 was used to pay Locke Goldsmith for the initial claims and subsequent maintenance work, $7,210 was for audit fees, $2,397 was used to pay filing fees and $1,813 was used for general administrative and operating capital. The loan does not bear interest and has not been repaid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Lozinski will accept repayment from us when money is available.

As of June 30, 2006 we had cash resources of $138,598 and $10,000 in pre paid expenses equalling $148,598 in total assets. We had total liabilities of $48,415. This was comprised of the $43,127 loan from Mr. Lozinski, $5,288 for general administrative, legal and audit costs, for a working capital of $100,183.

Item 3.       Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no changes in our company's internal controls or in other factors which could affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.       Changes In Securities and Use of Proceeds

On June 6, 2006 the Company's Board of Directors declared a stock dividend on the basis of one (1) additional share of common stock for each one (1) share of common stock outstanding. The record date of the stock dividend was June 16, 2006; resulting in 18,000,000 shares of common stock outstanding.

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

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to June 30, 2006:

We completed our public offering on March 10, 2004, from the $200,000 raised, we have spent $5,145 in exploration costs, $25,771 in audit fees, $40,048.35 in legal fees; and $30,452.70 in general administrative expenses, for a total of $101,417.05. This amount includes the $43,127 that was advanced by our President Rodney Lozinski for expenses relating to the organizational and start-up costs.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2006.

DRAVCO MINING INC.
BY:	RODNEY LOZINSKI Rodney Lozinski President, Principal Executive, Principal Financial Officer, Treasurer, Principal Accounting Officer, member of the Board of Directors