Form 10QSB
period 2006-09-30
DRAVCO MINING INC
filed 2006-11-09
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2006: 18,000,000.

The Company is a Shell company:  Yes [   ]  No [ X ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Dravco Mining Inc.
(An Exploration Stage Company)
Unaudited Interim Financial Statements
(Expressed in U.S. Dollars)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2006	2005
	$	$
	(unaudited)
Assets

Current Assets
Cash	30,287	166,653
Advance receivable (Note 6)	100,000	-
Prepaid expense	4,155	-

Total Assets	134,442	166,653

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,325	5,347
Accrued liabilities	-	7,717
Due to related party (Note 4(a))	43,127	43,127

Total Liabilities	46,452	56,191
Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value;
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(113,260)	(90,788)
Total Stockholders’ Equity	87,990	110,462

Total Liabilities and Stockholders’ Equity	134,442	166,653

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated
					From
	Three Months		Nine Months		September 20, 2000
	Ended		Ended		(Inception)
	September 30,		September 30,		to September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Consulting fees	–	–	–	–	2,500
Mineral property costs	2,125	1,800	2,125	1,800	7,270
Office and administration (Note 4(b))	683	258	2,026	450	15,379
Professional fees	6,550	2,000	14,550	6,413	81,369
Transfer agent and filing fees	2,835	950	3,771	2,068	3,923
Travel	–	–	–	2,819	2,819
Total Expenses	12,193	5,008	22,472	13,550	113,260

Net Loss	(12,193)	(5,008)	(22,472)	(13,550)	(113,260)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Number of Shares
Outstanding (Note 5)	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	$	$
Operating Activities
Net loss	(22,472)	(13,550)
Changes in operating assets and liabilities
Advance receivable	(100,000)	–
Prepaid expense	(4,155)	–
Accounts payable and accrued liabilities	(9,739)	(1,217)
Net Cash Used in Operating Activities	(136,366)	(14,767)
Investing Activities	–	–
Financing Activities	–	–
Decrease in Cash	(136,366)	(14,767)
Cash - Beginning of Period	166,653	185,560
Cash - End of Period	30,287	170,793

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company has not determined whether the mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at September 30, 2006, the Company has never generated any revenues and has accumulated losses of $113,260 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is December 31.

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

Dravco Mining Inc. (An Exploration Stage Company) Notes to the Financial Statements September 30, 2006 (Expressed in U.S. Dollars) (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on September 20, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Dravco Mining Inc. (An Exploration Stage Company) Notes to the Financial Statements September 30, 2006 (Expressed in U.S. Dollars) (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

	m)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Expressed in U.S. Dollars)
(unaudited)

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

On June 6, 2006, the Company’s Board of Directors declared a stock dividend to effect a two for one forward stock split with a record date of June 16, 2006. All per share amounts have been retroactively adjusted to reflect the forward stock split.

6.	Advance Receivable

The advance receivable represents an advance made to a non-related company in advance of a proposed mineral property acquisition. The advance is non-interest bearing, unsecured and due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

As used in this quarter report the terms “we”, “us”, “our”, the “Company” and “Dravco” means Dravco Mining Inc., unless otherwise indicated.

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

On June 6, 2006, the Company’s Board of Directors declared a stock dividend to effect a two for one forward stock split with a record date of June 16, 2006. All per share amounts have been retroactively adjusted to reflect the forward stock split.

Our auditors have issued a going concern opinion. Our auditors have a substantial doubt that the Company will be able to continue as a going concern. This is because we have not generated any revenues and no revenues are anticipated until we find economically recoverable mineral reserves and begin removing and selling minerals. Accordingly, we will need to raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in the Company. On March 10, 2004 we completed our public offering by raising $200,000. We sold 8,000,000 shares of our common stock at an offering price of $0.025 per share.

We had cash resources of $30,287 as at September 30, 2006. We currently do not believe we have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements by issuing debt and/or equity securities.

In addition, the Letter of Intent that we entered into on September 21, 2006 with Intor Resources Corporation requires that we complete a financing of not less than $6,000,000. Should we be successful in completing the $6,000,000 financing, we will have sufficient funds to meet our corporate cash requirements for the next twelve months and complete the first phase of the exploration of the Golden Arrow project.

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

Our current property is undeveloped raw land comprised of 10 mineral claims in British Columbia. To our knowledge, the property has never been mined. During the period from December 31, 2005 to September 30, 2006, we renewed our claims with the Ministry of Energy and Mines in British Columbia at a cost of $2,125. The claims are now valid until September 23, 2007. Due to a number of circumstances we have delayed exploration on our original property.

On May 24, 2006, the Company entered into a Letter of Intent with Nevada Sunrise, LLC to acquire a 100% interest in the Golden Arrow property comprising 254 lode claims plus 17 patented claims covering a total land area of approximately 5,125 acres located in Nye County, Nevada. The parties have mutually agreed to allow the Letter of Intent to expire on September 30, 2006. Nevada Sunrise, LLC had transferred certain assets, including all claims in the Golden Arrow property to Intor Resources Corporation.

On September 21, 2006 we entered into a Letter of Intent with Intor Resources Corporation to acquire the 100% interest in the Golden Arrow Property formerly held by Nevada Sunrise, LLC. The property is comprised of 284 lode claims plus 17 patented claims covering a total land area of approximately 5,787 acres (2,342 ha) in Nye County, Nevada.

The acquisition is subject to the Company completing the following:

             Tendering for cancellation, the 10,000,000 shares currently owned by the Company’s President, Rodney Lozinski, and issuing 15,000,000 restricted shares of common stock to Intor Resources Corporation, plus issuing an additional 5,000,000 restricted shares of common stock to be held in escrow for a period of one  year from the date of the closing of the Transaction.

             Selling a minimum of 6,000,000 shares of common stock at a price of not less than $1.00 per share.

             Replacing our Board of Directors with individuals designated by Intor Resources Corporation.

We are presently working towards the completion of the subject clauses.

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

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO SEPTEMBER 30, 2006

We acquired the right to conduct exploration activity on 10 mineral claims in British Columbia. We completed our public offering on March 10, 2004. We renewed our claims with the Ministry of Energy and Mines in British Columbia and the claims remain valid until September 23, 2007.

Due to our inability to commence exploration on our mining property in British Columbia, Canada on a timely basis we are considering other business opportunities. On September 21, 2006 we entered into a Letter of Intent with Intor Resources Corporation to acquire the 100% interest in the Golden Arrow Property formerly held by Nevada Sunrise, LLC. The property is comprised of 284 lode claims plus 17 patented claims covering a total land area of approximately 5,787 acres (2,342 ha) in Nye County, Nevada.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2006 was $200,050. In addition, a related party advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 10,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney Lozinski, our sole officer and director at that time. This was accounted for as a cash shares purchase of $50. On March 10, 2004 we issued an additional 8,000,000 shares of common stock for proceeds of $200,000 pursuant to our public offering.

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

As of September 30, 2006 we had cash resources of $30,287, $4,155 in prepaid expenses and $100,000 for an advance receivable equalling $134,442 in total assets. We had total liabilities of $46,452. This was comprised of the $43,127 loan from Mr. Lozinski, $3,325 for general administrative, legal and audit costs, for a working capital of $87,990.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no changes in our company’s internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.     Changes In Securities and Use of Proceeds

During the quarter ended June 30, 2006, the Company’s Board of Directors declared a stock dividend on the basis of one (1) additional share of common stock for each one (1) share of common stock outstanding. The record date of the stock dividend was June 16, 2006; resulting in 18,000,000 shares of common stock outstanding.

Use of Proceeds from Registered Securities

Our SB-2 Registration Statement - Post Effective Amendment was declared effective on September 17, 2003 (Commission file no. 333-54044). We offered up to a total of 8,000,000 shares of common stock on a self-underwritten basis, 4,000,000 minimum, 8,000,000 shares maximum at the offering price of $0.025 per share. On March 10, 2004, we completed our public offering by raising $200,000. We sold 8,000,000 shares of our common stock at an offering price of $0.025 per share. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offer. Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to September 30, 2006: We completed our public offering on March 10, 2004, from the $200,000 raised, we have spent $7,270 in exploration costs, $27,171 in audit fees, $43,448 in legal fees; and $35,721 in general administrative expenses, for a total of $113,610. This amount includes the $43,127 that was advanced by our President Rodney Lozinski for expenses relating to the organizational and start-up costs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive and Financial Officer

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive and Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November 2006.

DRAVCO MINING INC.

                                                                                                         BY:    RODNEY LOZINSKI
                                                                                                                  Rodney Lozinski
                                                                                                                  President, Principal Executive Officer, Principal Financial
                                                                                                                  Officer, Treasurer, Principal Accounting Officer, member
                                                                                                                  of the Board of Directors