Form 10KSB
period 2006-12-31
DRAVCO MINING INC
filed 2007-04-02
CIK 1130808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

 Commission File No. 000-50664

DRAVCO MINING INC.
(Name of small business issuer in its charter)

                          Nevada                                                                 88-0474904
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

580 Hornby Street, Suite 210, Vancouver British Columbia, Canada V6C 3B6
(Address of principal executive offices)

Issuer’s telephone number (604) 687-6991

Securities registered under Section	12	(b)	of the Act:	None
Securities registered under Section	12	(g)	of the Act:	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] NO [   ]

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As at January 31, 2007 there were 8,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by the non-affiliates on January 31, 2007, computed at the price at which the stock was sold, was $400,000 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: January 31, 2007 - 18,000,000 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

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

Although the company continues to hold the property and maintain it in good standing, during the past fiscal year the company has been seeking other business opportunities.

On May 24, 2006, we entered into a Letter of Intent with Nevada Sunrise LLC to acquire 100% of the Golden Arrow Properties.

On October 31, 2006, the Letter of Intent was terminated as we were unable to raise the capital required under the terms of the agreement.

On December 14, 2006, we entered into a Letter of Intent with Pyro Pharmaceutical, Inc. to acquire 100% of the outstanding equity securities of Pyro Pharmaceuticals. The agreement is subject to us completing a private placement of not less than $3,000,000 at a price of not less than $0.75 per share, amongst other terms and conditions.

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

Claims

The property is comprised of ten claims. They are:

1.    Cahill #3 - Tenure No. 380915 was recorded on October 2, 2000 and expires on September 23, 2007 and contains approximately 62 acres.

2.    Cahill #4 - Tenure No. 380916 was recorded on October 2, 2000 and expires on September 23, 2007 and contains approximately 62 acres.

3.    Cahill #5 - Tenure No. 380917 was recorded on October 2, 2000 and expires on September 22, 2007 and contains approximately 62 acres.

4.    Cahill #6 - Tenure No. 380918 was recorded on October 2, 2000 and expires on September 23, 2007 and contains approximately 62 acres.

5.    Cahill #7 - Tenure No. 380919 was recorded on October 2, 2000 and expires on September 22, 2007 and contains approximately 62 acres.

6.    Cahill #8 - Tenure No. 380920 was recorded on October 2, 2000 and expires on September 23, 2007 and contains approximately 62 acres.

7.    Cahill #9 - Tenure No. 380921 was recorded on October 2, 2000 and expires on September 22, 2007 and contains approximately 62 acres.

8.    Cahill #10 - Tenure No. 380922 was recorded on October 2, 2000 and expires on September 22, 2007 and contains approximately 62 acres.

9.    Cahill #11 - Tenure No. 380923 was recorded on October 2, 2000 and expires on September 23, 2007 and contains approximately 62 acres.

10.  Cahill #12 - Tenure No. 380924 was recorded on October 2, 2000 and expires on September 23, 2007and contains approximately 62 acres.

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

We currently maintain limited office space located at 580 Hornby Street, Suite 210, Vancouver British Columbia, Canada V6C. Effective January 1, 2006 we pay a nominal fee of $100 per month on a month-to-month basis. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence our exploration program.

Item 3.     Legal Proceedings.

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.      Market for Common Equity and Related Stockholders Matters.

Market Information

On June 7, 2005, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Dravco Mining Inc.” and under the symbol “DVCO”.

Our common shares are issued in registered form. Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite 100, Plano, Texas 75093, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122) is the registrar and transfer agent for our common shares.

On June 6, 2006, the Company’s Board of Directors declared a stock dividend on the basis of one (1) additional share of common stock for each one (1) share of common stock outstanding. The record date of the stock dividend was June 16, 2006; resulting in 18,000,000 shares of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the forward stock split.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at January 31, 2007 the shareholders’ list of our common stock showed 37 registered shareholders and 18,000,000 shares outstanding.

Dividends

The Company has never declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2006.

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

Use of Proceeds - From February 10, 2003 (Effective Date of Registration Statement) to December 31, 2006

We completed our public offering on March 10, 2004, from the $200,000 raised, we have incurred $7,270 in mineral property costs, $27,471 in audit fees, $43,699 in legal fees; and $39,842 in general working capital, for a total of $118,282. This amount includes the $43,127 that was advanced by our President, Rodney Lozinski for expenses relating to organizational and start-up costs.

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

Plan of Operation

Our proposed exploration program

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us.

During the past year, we decided to explore alternative business opportunities.

On May 24, 2006 we entered into a Letter of Intent with Nevada Sunrise LLC to acquire the 100% interest in the Golden Arrow Property comprising 284 lode claims plus 17 patented claims covering a total land area of approximately 5,787 acres (2,342 ha) in Nye County, Nevada.

On October 31, 2006, the Letter of Intent to acquire the Golden Arrow Property was terminated.

On December 14, 2006, we entered into a Letter of Intent with Pyro Pharmaceuticals, Inc. whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”) to acquire 100% of the outstanding equity securities of Pyro Pharmaceuticals, Inc. subject to us:

     1. Issuing 10,000,000 restricted shares of common stock to the shareholders of Pyro Pharmaceuticals on a pro-rata basis of the shares held in Pyro Pharmaceuticals.

     2. Cancelling the 10,000,000 restricted shares of common stock currently held by Rodney Lozinski, our current President and director.

     3. Completing a private placement of not less than $3,000,000 at a price of not less than $0.75 per share.

     4. Replacing our board of directors with individuals designated by Pyro Pharmaceuticals, Inc.

The Definitive Agreement is subject to Pyro Pharmaceuticals, Inc. (“Pyro”) providing us with the following:

   1. Confirmation of 100% of the shareholders of Pyro approving and participating in the transaction.

   2. Financial statements as required by Item 310 of Regulation SB of the United States Securities and Exchange Commission (“SEC’) in order to permit us to make the SEC filings required in respect of the purchase and sale of the shares.

We are presently working towards the completion of the subject clauses.

Risk Factors

Our company is in the early development stage. The fact that we have not generated any revenues and accumulated losses since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion given in connection with our audited financial statements for the year ended December 31, 2006 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our company is in the early development stage. We have not generated any revenues since we incorporated on September 20, 2000. We have incurred a loss of $28,694 for the year ended December 31, 2006 and we have an accumulated deficit of $119,482 from the date of our incorporation on September 20, 2000 through the period ending December 31, 2006. We anticipate we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund the implementation of our business plan and to maintain our listing requirements. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditor’s report on our financial statements for the year ended December 31, 2006 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

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

Our sole officer and director beneficially owns 55.55% of the issued and outstanding shares of our common stock. As a result, he has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officer and director control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by our sole officer and director could result in management making decisions that are in the best interest of our officer and director and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Trading of our common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder’s ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market in our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

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

We currently do not have any business operations and are seeking either new business operations or a business combination with an existing business. The funds raised from our equity financing from our public offering will not provide adequate capital required to implement any new business operations and we will need to seek additional capital. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Twelve Months ended December 31, 2006 and 2005

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

On March 10, 2004, we completed our public offering and raised the maximum amount of money in our offering, $200,000. The money that we have raised was applied to the property acquisition, corporate expenses, to repay outstanding indebtedness and to further exploration as set forth in our prospectus.

As at December 31, 2006 we had $130,055 in cash remaining in our treasury. We have enough money to last twelve months in order to cover administrative and compliance activities but not to engage in any new business opportunities.

The Letter of Intent that we entered into on December 14, 2006 with Pyro Pharmaceuticals requires that we complete a financing of not less than $3,000,000 and we are seeking additional capital from outside investors. Should we be successful in completing the $3,000,000 financing, we will have sufficient funds to meet our corporate cash requirements for the next twelve months as well as to have funds available for business development.

Other than as described in this paragraph, we have no other financing plans.

From Inception on September 20, 2000 to December 31, 2006

We acquired our first property. We have staked the property. We completed our public offering on March 10, 2004. We have begun research of available geological information. We have renewed our claim with the Ministry of Energy and Mines in British Columbia.

Due to our inability to commence exploration on our mining property in British Columbia, Canada, we have considered other mineral exploration as well as other types of business opportunities.

On May 24, 2006 we entered into a Letter of Intent with Nevada Sunrise LLC. to acquire the 100% interest in the Golden Arrow Property. The property is comprised of 284 lode claims plus 17 patented claims covering a total land area of approximately 5,787 acres (2,342 ha) in Nye County, Nevada.

On October 31, 2006, the forgoing Letter of Intent was terminated.

On December 14, 2006, we entered into a Letter of Intent with Pyro Pharmaceuticals, Inc. whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”) to acquire 100% of the outstanding equity securities of Pyro Pharmaceuticals, Inc. The parties’ objective was to sign and close the Definitive Agreement on or about January 31, 2007, unless mutually agreed to in writing by all parties. Subsequent to the end of this period, the Letter of Intent was amended to read that the parties’ objective is to sign and close the Definitive Agreement on or about March 31, 2007, unless mutually agreed to in writing by both parties.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2006 was $200,050. In addition, Mr. Lozinski has advanced a total of $43,127 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Rodney L. Lozinski, our sole officer and director. This was accounted for as a cash shares purchase of $50.

On March 10, 2004 we issued an additional 4,000,000 shares of common stock for proceeds of $200,000 pursuant to our public offering.

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

As of December 31, 2006 we had $130,055 in total current assets and total current liabilities of $48,287, for a working capital position of $81,768.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

Index
Report of Independent Registered Public Accounting Firm		F–1

Balance Sheets		F–2

Statements of Operations		F–3

Statements of Cash Flows		F–4

Statements of Stockholders’ Equity		F–5

Notes to the Financial Statements		F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Dravco Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Dravco Mining Inc. (An Exploration Stage Company) as of December 31, 2006 and 2005, and the related statement of operations, cash flows and stockholders' equity for the years then ended and accumulated from September 20, 2000 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from September 20, 2000 to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred significant operating losses during the exploration stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 17, 2007

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2006	2005
	$	$
Assets

Current Assets
Cash	130,055	166,653
Total Assets	130,055	166,653

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,995	5,347
Accrued liabilities	1,165	7,717
Due to related party (Note 4(a))	43,127	43,127
Total Liabilities	48,287	56,191
Contingencies (Note 1)

Stockholders’ Equity

Common Stock (Note 5)
100,000,000 shares authorized, with a $0.00001 par value;
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital (Note 4(b))	1,200	1,200
Deficit Accumulated During the Exploration Stage	(119,482)	(90,788)
Total Stockholders’ Equity	81,768	110,462
Total Liabilities and Stockholders’ Equity	130,055	166,653

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			Accumulated from
			September 20, 2000
	Year Ended	Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$

Revenue	–	–	–

Expenses
Consulting fees	–	–	2,500
Mineral property costs	2,125	1,800	7,270
Office and administrative (Note 4(b))	2,633	4,818	12,485
Professional fees	19,100	12,311	79,420
Transfer agent and filing fees	4,836	4,162	14,988
Travel	–	2,819	2,819
Total Expenses	28,694	25,910	119,482

Net Loss	(28,694)	(25,910)	(119,482)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding
(Note 5)	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			Accumulated from
			September 20, 2000
	Year Ended	Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$

Operating Activities
Net loss	(28,694)	(25,910)	(119,482)
Adjustment to reconcile net loss to net cash
used in operating activities:
Donated rent	–	1,200	1,200
Changes in operating assets and liabilities
Accounts payable	(1,352)	1,547	3,995
Accrued liabilities	(6,552)	4,256	1,165
Due to related party	–	–	43,127
Net Cash Used in Operating Activities	(36,598)	(18,907)	(69,995)
Financing Activities
Proceeds from issuance of common stock	–	–	200,050
Net Cash from Financing Activities	–	–	200,050
Increase (Decrease) in Cash	(36,598)	(18,907)	130,055
Cash, Beginning of Period	166,653	185,560	–
Cash, End of Period	130,055	166,653	130,055

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from September 20, 2000 (Date of Inception) to December 31, 2006
(Expressed in U.S. Dollars)

					Deficit
			Additional		Accumulated
			Paid-in		during the
	Common Shares		Capital	Donated	Exploration
	Number Par Value (Discount)			Capital	Stage	Total
		$	$	$	$	$
Balance September 20, 2000 (Date
of Inception)	–	–	–	–	–	–
Shares issued for cash on
September 20, 2000 at $0.000005
per share	10,000,000	100	(50)	–	–	50
Net loss for the period	–	–	–	–	(19,386)	(19,386)
Balance, December 31, 2000	10,000,000	100	(50)	–	(19,386)	(19,336)
Net loss for the year	–	–	–	–	(2,097)	(2,097)
Balance, December 31, 2001	10,000,000	100	(50)	–	(21,483)	(21,433)
Net loss for the year	–	–	–	–	(5,129)	(5,129)
Balance, December 31, 2002	10,000,000	100	(50)	–	(26,702)	(26,652)
Net loss for the year	–	–	–	–	(21,614)	(21,614)
Balance, December 31, 2003	10,000,000	100	(50)	–	(48,316)	(48,266)
Shares issued for cash on March 10,
2004 at $0.025 per share	8,000,000	80	199,920	–	–	200,000
Net loss for the year	–	–	–	–	(16,562)	(16,562)
Balance, December 31, 2004	18,000,000	180	199,870	–	(64,878)	135,172
Donated rent	–	–	–	1,200	–	1,200
Net loss for the year	–	–	–	–	(25,910)	(25,910)
Balance, December 31, 2005	18,000,000	180	199,870	1,200	(90,788)	110,462
Net loss for the year	–	–	–	–	(28,694)	(28,694)
Balance, December 31, 2006	18,000,000	180	199,870	1,200	(119,482)	81,768

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at December 31, 2006, the Company has never generated any revenues, has working capital of $81,768 and has accumulated losses of $119,482 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
December 31, 2006 and 2005
(Expressed in U.S. Dollars)

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
December 31, 2006 and 2005
(Expressed in U.S. Dollars)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. The claims are registered in the name of the President of the Company, who is holding the claims in trust on behalf of the Company.

4.	Related Party Transactions

	a)	The amount of $43,127 (December 31, 2005 - $43,127) owing to the President of the Company is unsecured, non-interest bearing and due on demand.

b)

The President of the Company had provided office premises to the Company at no charge. During the year ended December 31, 2005, donated rent of $1,200 was recorded. Effective January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Expressed in U.S. Dollars)

5.	Common Stock

On June 6, 2006, the Company’s Board of Directors declared a stock dividend to effect a two for one forward stock split with a record date of June 16, 2006. All per share amounts have been retroactively adjusted to reflect the forward stock split.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $114,259, which commence expiring in 2020. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $8,635 and $8,649 respectively.

The components of the net deferred tax asset at December 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2006	2005
	$	$
Net Operating Losses Carried Forward	114,259	89,588
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	39,991	31,356
Valuation Allowance	(39,991)	(31,356)
Net Deferred Tax Asset	–	–

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the fiscal year ended December 31, 2006 included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7 as set forth in their report included herein.

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

Item 8B.     Other Information.

None.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

Name	Age	Title
Rodney Lozinski	52	Chief Executive Officer, Chief Financial Officer, President,
		Secretary, Principal Accounting Officer, Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 52 – Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last twenty-eight years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses. Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada. Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada. Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

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

Item 10.     Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company to our sole executive officer for the three fiscal years ended December 31, 2006, 2005 and 2004. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal	Year	Salary	Bonus	Other Annual	Restricted	Securities	LTIP Pay	All Other
Position		($)	($)	Compensation	Stock	Underlying	outs ($)	Compensation
				($)	Awards	Options/		($)
						SARS (#)
Rodney
Lozininski, CEO	12/31/06	0	0	0	0	0	0	0
CFO, President	12/31/05	0	0	0	0	0	0	0
Secretary	12/31/04	0	0	0	0	0	0	0

There are no employment agreements with our sole executive officer and director and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named director and executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our director and officer.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Rodney	2006	0	0	0	0	0	0
Lozininski, Director

Our director does not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

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

None.

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2006.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of January 23, 2007, with the computation being based upon 18,000,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially	Percentage of
	Owned	Class
Rodney Lozinski	10,000,000	55.55%
451 Penryn Court
Saskatoon, Saskatchewan S7H 5G8
CEO, CFO, President, Secretary and Director

All directors and executive officers as a group (1 person) hold 10,000,000 common shares.

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

None.

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

Item 13.     Exhibits and Reports on Form 8-K.

The following exhibits are filed with this report:

Exhibit No. Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – Chief Executive and Financial Officer

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

Exhibit No. Description

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.

3.2	Amended Bylaws

99.2	Escrow Agreement with Signature Stock Transfer Inc.

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

Reports on Form 8-K

Item 1.02 Termination of Material Definitive Agreement and Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers (incorporated by reference From Form 8-K filed on November 7, 2006)

Item 1.01 Entry Into A Material Definitive Agreement (incorporated by reference from Form 8-K filed on December 19, 2006)

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees for services Manning Elliott LLP, Chartered Accountants provided during fiscal year 2006 and 2005:

	2006	2005
Audit Fees (1)	$7,950	$7,000
Audit-related fees (2)	-	-
Tax fees (3)	$750	$750
All other fees (4)	-	-

Total	$8,700	$7,750

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)

During fiscal 2006 and 2005, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)	Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4)	During fiscal 2006 and 2005, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

RODNEY LOZINSKI                                           Date: March 28, 2007
Rodney Lozinski
President, Principal Executive Officer, Treasurer, Principal Financial
Officer, Principal Accounting Officer, Secretary and sole member of the Board of Directors