Form 10QSB
period 2007-03-31
DRAVCO MINING INC
filed 2007-05-15
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  May 1, 2007:  18,000,000.

The Company is a Shell company:   Yes [ X ]   No [   ]

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

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2007	2006
	$	$
	(Unaudited)
Assets

Current Assets
Cash	125,896	130,055

Total Assets	125,896	130,055

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,644	3,995
Accrued liabilities	-	1,165
Due to related party (Note 4)	43,127	43,127

Total Liabilities	46,771	48,287

Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Donated Capital	1,200	1,200
Additional Paid-in Capital	199,870	199,870
Deficit Accumulated During the Exploration Stage	(122,125)	(119,482)

Total Stockholders’ Equity	79,125	81,768

Total Liabilities and Stockholders’ Equity	125,896	130,055

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

			Accumulated
	Three Months	Three Months	From
	Ended	Ended	September 20, 2000
	March 31,	March 31,	(Date of Inception)
	2007	2006	to March 31, 2007
	$	$	$

Revenue	–	–	–

Expenses
Consulting fees	–	–	2,500
Mineral property costs	–	–	7,270
Office and administrative	2,373	1,968	14,858
Professional fees	–	451	79,420
Transfer agent and filing fees	270	235	15,258
Travel	–	–	2,819

Total Expenses	2,643	2,654	122,125

Net Loss	(2,643)	(2,654)	(122,125)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	$	$
Operating Activities
Net loss	(2,643)	(2,654)
Changes in operating assets and liabilities
Accounts payable	(351)	2,647
Accrued liabilities	(1,165)	(7,367)
Net Cash Used in Operating Activities	(4,159)	(7,374)
Investing Activities	–	–
Financing Activities	–	–
Decrease in Cash	(4,159)	(7,374)
Cash, Beginning of Period	130,055	166,653
Cash, End of Period	125,896	159,279

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at March 31, 2007, the Company has never generated any revenues and has accumulated losses of $122,125 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, “Share- Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

	j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
(unaudited)

4.	Related Party Transactions

The amount of $43,127 (December 31, 2006 - $43,127) owing to the President of the Company is unsecured, non-interest bearing and due on demand.

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

On December 14, 2006, we entered into a Letter of Intent with Pyro Pharmaceuticals, Inc. to acquire 100% of the outstanding equity securities of Pyro Pharmaceuticals. The agreement was subject to us completing a private placement of not less than $3,000,000 at a price of not less than $0.75 per share, amongst other terms and conditions. Subsequent to the end of the period, by mutual consent, both parties had agreed to discontinue negotiations and the Letter of Intent was terminated.

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

We had cash resources of $ 125,896 as at March 31, 2007. We currently do not believe we have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements by issuing debt and/or equity securities.

Plan of Operations

Our proposed exploration program

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us.

During the past year, we decided to explore alternative business opportunities.

On December 14, 2006, we entered into a Letter of Intent with Pyro Pharmaceuticals, Inc. whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”) to acquire 100% of the outstanding equity securities of Pyro Pharmaceuticals, Inc. subject to a number of terms and conditions. Subsequent to the end of the period, both parties agreed to discontinue negotiations and the Letter of Intent was terminated. Neither party will have any further liability or obligations under the Letter of Intent.

We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

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

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO MARCH 31, 2007

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

On December 14, 2006, we entered into a Letter of Intent with Pyro Pharmaceuticals, Inc. whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”) to acquire 100% of the outstanding equity securities of Pyro Pharmaceuticals, Inc. By mutual consent, subsequent to the end of the period, both parties have agreed to discontinue negotiations and the Letter of Intent was terminated.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2007 was $200,050. In addition, Mr. Lozinski has advanced a total of $43,127 to us, which must be repaid.

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

As of March 31, 2007 we had $125,896 in total current assets and total current liabilities of $46,771, for a working capital position of $79,125.

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to March 31, 2007:

We completed our public offering on March 10, 2004, from the $200,000 raised, we have spent $7,270 in exploration costs, $27,171 in audit fees, $43,448 in legal fees; and $38,364 in general administrative expenses, for a total of $116,253. This amount includes the $43,127 that was advanced by our President Rodney Lozinski for expenses relating to the organizational and start-up costs.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May 2007.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski
President, Chief Executive and Financial Officer,
Treasurer, Principal Accounting Officer, Secretary and
sole member of the Board of Directors