Form 10QSB
period 2007-06-30
DRAVCO MINING INC
filed 2007-08-13
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-50664

DRAVCO MINING INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0474904
(State or other jurisdiction of incorporation or
organization)	(IRS Employer Identification Number)

580 Hornby Street, Suite 490
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer’s telephone number)

580 Hornby Street, Suite 210
Vancouver, British Columbia
Canada V6C 3B6
(Address of former principal executive offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2007: 18,000,000.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2007	2006
	$	$
	(unaudited)
Assets

Current Assets
Cash	95,832	130,055
Total Assets	95,832	130,055

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,669	3,995
Accrued liabilities	-	1,165
Due to related party (Note 4)	23,127	43,127

Total Liabilities	26,796	48,287

Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Donated Capital	1,200	1,200
Additional Paid-in Capital	199,870	199,870
Deficit Accumulated During the Exploration Stage	(132,214)	(119,482)

Total Stockholders’ Equity	69,036	81,768

Total Liabilities and Stockholders’ Equity	95,832	130,055

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated
					From
	Three Months		Six Months		September 20, 2000
	Ended		Ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting fees	–	–	–	–	2,500
Mineral property costs	–	–	–	–	7,270
Office and administrative	1,947	2,876	4,320	4,844	16,805
Professional fees	7,987	4,048	7,987	4,499	87,407
Transfer agent and filing fees	155	701	425	936	15,413
Travel	–	–	–	–	2,819

Total Expenses	10,089	7,625	12,732	10,279	132,214

Net Loss	(10,089)	(7,625)	(12,732)	(10,279)	(132,214)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Number of Shares
Outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	$	$
Operating Activities

Net loss	(12,732)	(10,279)

Changes in operating assets and liabilities

Prepaid expenses	–	(10,000)
Accounts payable and accrued liabilities	(1,491)	(7,776)
Due to related party	(20,000)	–

Net Cash Used in Operating Activities	(34,223)	(28,055)

Investing Activities	–	–

Financing Activities	–	–

Decrease in Cash	(34,223)	(28,055)

Cash, Beginning of Period	130,055	166,653

Cash, End of Period	95,832	138,598

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at June 30, 2007, the Company has never generated any revenues and has accumulated losses of $132,214 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
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

The President of the Company is owed $23,127 (December 31, 2006 - $43,127) for expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing and due on demand.

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

Our auditors have issued a going concern opinion. Our auditors have a substantial doubt that the Company will be able to continue as a going concern. This is because we have not generated any revenues from our business operations. Accordingly, we will need to raise cash from sources other than internal revenues.

We had cash resources of $95,832 as at June 30, 2007. We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash. If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities.

Plan of Operations

Our proposed exploration program

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist was no longer available to do work for us. Our search for a new geologist was not successful and as a result, we decided to explore alternative business opportunities.

During the last fiscal year, we entered into Letter of Intents with two different companies. Negotiations with both companies were terminated and no further negotiations are planned.

We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Dravco Mining Inc. upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our future business operations. Any new business will be subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of the business opportunities. Any new business opportunities will likely require additional capital.

If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. There can be no assurance that any future financing will be available or accessible on reasonable terms.

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO JUNE 30, 2007

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

We had entered into Letter of Intents with two different companies but negotiations have been terminated with both companies and no further negotiations are anticipated or planned.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2007 was $200,050. In addition, Mr. Lozinski has advanced a total of $43,127 to us. During the period, we repaid $20,000 towards this loan. The balance of the $23,127 will be repaid once additional funds become available.

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

Since our inception, Mr. Lozinski, has advanced the total sum of $43,127 to us to pay for the initial start up costs.

During the period just ended the Company repaid $20,000 towards the loan. The remaining amount of $23,127 does not bear interest and is not due on a specific date. There are no documents reflecting the loan and Mr. Lozinski has indicated that he will accept repayment from us when money is available.

As of June 30, 2007 we had $95,832 in total current assets and total current liabilities of $26,796 for a working capital position of $69,036.

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Item 2.      Changes In Securities and Use of Proceeds

On June 16, 2006, the Company’s Board of Directors declared a stock dividend on the basis of one (1) additional share of common stock for each one (1) share of common stock outstanding resulting in 18,000,000 shares of common stock outstanding.

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

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to June 30, 2007:

We completed our public offering on March 10, 2004 for $200,000 and raised $50 from Rodney Lozinski. Including the initial advance of $43,127 by Rodney Lozinski for start-up costs, we had total proceeds of $243,177. From those proceeds we have spent $7,270 in exploration costs, $35,457 in audit fees, $43,699 in legal fees, $44,587 in general administrative expenses and repaid Mr. Lozinski $20,000 towards his loan for total use of funds of $151,013.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2007.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski
President, Chief Executive and Financial Officer,
Treasurer, Principal Accounting Officer, Secretary and
sole member of the Board of Directors