Form 10QSB
period 2007-09-30
DRAVCO MINING INC
filed 2007-11-13
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2007: 18,000,000.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2007	2006
	$	$
	(unaudited)
Assets

Current Assets
Cash	90,570	130,055
Total Assets	90,570	130,055

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,558	3,995
Accrued liabilities	-	1,165
Due to related party (Note 4)	23,127	43,127

Total Liabilities	26,685	48,287

Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value;
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(137,365)	(119,482)

Total Stockholders’ Equity	63,885	81,768

Total Liabilities and Stockholders’ Equity	90,570	130,055

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated
					From
	Three Months		Nine Months		September 20, 2000
	Ended		Ended		(Date of Inception)
	September 30,		September 30,		to September 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Consulting fees	–	–	–	–	2,500
Mineral property costs	1,075	2,125	1,075	2,125	8,345
Office and administration	1,934	683	6,254	2,026	18,739
Professional fees	1,590	6,550	9,577	14,550	88,997
Transfer agent and filing fees	552	2,835	977	3,771	15,965
Travel	–	–	–	–	2,819
Total Expenses	5,151	12,193	17,883	22,472	137,365

Net Loss	(5,151)	(12,193)	(17,883)	(22,472)	(137,365)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Number of Shares
Outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	$	$
Operating Activities

Net loss	(17,883)	(22,472)

Changes in operating assets and liabilities

Advance receivable	–	(100,000)
Prepaid expense	–	(4,155)
Accounts payable and accrued liabilities	1,602	(9,739)
Due to related party	(20,000)	–

Net Cash Used in Operating Activities	(39,485)	(136,366)

Investing Activities	–	–

Financing Activities	–	–

Decrease in Cash	(39,485)	(136,366)

Cash - Beginning of Period	130,055	166,653

Cash - End of Period	90,570	30,287

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

 The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at September 30, 2007, the Company has never generated any revenues and has accumulated losses of $137,365 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
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

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. During the period, only five of the mining claims were renewed with the Ministry of Energy and Mines in British Columbia. The claims are registered in the name of the President of the Company, who is holding the claims in trust on behalf of the Company.

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

Our auditors have issued a going concern opinion. This is because we have not generated any revenues from our business operations and we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. Accordingly, we will need to raise cash from sources other than internal revenues.

We had cash resources of $90,570 as at September 30, 2007. We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash. If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

Plan of Operations

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

Results of Operations

FROM INCEPTION ON SEPTEMBER 20, 2000 TO SEPTEMBER 30, 2007

We acquired the right to conduct exploration activity on 10 mineral claims in British Columbia. We completed our public offering on March 10, 2004. During the period we renewed 5 of the 10 mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remain valid until September 23, 2008. At the time of renewal, we decided that it was in our best interest to renew only half of the mineral claims, due to the costs associated with maintaining title to the claims.

Due to our inability to commence exploration on our mining property in British Columbia, Canada, we have considered other mineral exploration as well as other types of business opportunities.

We had entered into Letter of Intents with two different companies but negotiations have been terminated with both companies and no further negotiations are anticipated or planned.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2007 was $200,050. In addition, Mr. Lozinski has advanced a total of $23,127 to us. The balance of the $23,127 will be repaid once additional funds become available.

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

Since our inception, Mr. Lozinski, has advanced the total sum of $43,127 to us to pay for the initial start up costs, $20,000 of this amount has been repaid by the Company. The outstanding amount of $23,127 does not bear interest and is not due on a specific date. There are no documents reflecting the loan and Mr. Lozinski has indicated that he will accept repayment from us when money is available.

As of September 30, 2007 we had $90,570 in total current assets and total current liabilities of $26,685 for a working capital position of $63,885.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Use of Proceeds - From September 17, 2003 (Effective Date of Registration Statement - Post Effective Amendment) to September 30, 2007:

We completed our public offering on March 10, 2004 for $200,000 and raised $50 from Rodney Lozinski. Including the initial advance of $43,127 by Rodney Lozinski for start-up costs, we had total proceeds of $243,177. From those proceeds we have spent $8,345 in exploration costs, $88,997 in professional fees, $ 15,907 in transfer agent and filing fees, $14,039 in office and administrative expenses, consulting fees of $2,500, travel expenses of $2,819 and repaid Mr. Lozinski $20,000 towards his loan for total use of funds of $152,607.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November 2007.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski
President, Chief Executive and Financial Officer,
Treasurer, Principal Accounting Officer, Secretary and
sole member of the Board of Directors