Form 10-K
period 2007-12-31
DRAVCO MINING INC
filed 2008-03-31
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Suite 490-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices, including zip code.)

(604) 687-6991
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes   No [ X ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ X ] Yes  [   ] No

On March 21, 2008, the Registrant had 18,000,000 outstanding common shares of voting common stock.

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of March 21, 2008, computed at the price at which the stock was sold, was $400,000 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

ITEM 1.      BUSINESS

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

     We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is 580 Hornby Street, Suite 490, Vancouver, British Columbia Canada V6C 3B6. Our telephone number is (604) 687-6991.

     Our original plan of operation was to prospect for gold. In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.

     The claims were conveyed by Mr. Goldsmith to Mr. Lozinski and are recorded in Mr. Lozinski's name to avoid paying additional fees. The property is held in trust pursuant to a written declaration executed by Mr. Lozinski. Under British Columbia law, title to mining claims must be held by a British Columbia corporation or held by an individual who is a Canadian citizen.

     Although the company continues to hold the property and maintain it in good standing, during the past fiscal year the company has been seeking other business opportunities. During the year ended December 31, 2007, we renewed five of the ten mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remain valid until September 23, 2008. Due to our failure to commence our exploration work on a timely basis our original geologist was no longer available to do work for us. Our search for a new geologist was not successful and as a result, we decided to explore alternative business opportunities.

     During the fiscal year ended December 31, 2006, we entered into Letter of Intents with two potential merger candidates. Negotiations with both candidates were unsuccessful and negotiations were terminated. No definitive agreements were entered into with either parties and no further negotiations are ongoing.

     Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Merger or Acquisition of a Candidate

     The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

     We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

     We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will be recently organized with no operating history, or a history of losses attributable to under- capitalization or other factors;

  be in need of funds to develop a new product or service or to expand into a new market;

  be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

     Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

     If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

     Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

     In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon:

  management's analysis of the quality of the other company's management and personnel,

  the anticipated acceptability of new products or marketing concepts,

  the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

     Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

     However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

  Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

  Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

  Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

  Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

  The extent to which the business opportunity can be advanced;

  Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

  Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

  The cost of our participation as compared to the perceived tangible and intangible values and potential; and

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

     Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products

  services and company history

  management resumes

  financial information

  available projections, with related assumptions upon which they are based an explanation of proprietary products and services;

  evidence of existing patents, trademarks, or services marks, or rights thereto present and proposed forms of compensation to management

  a description of transactions between such company and its affiliates during relevant periods a description of present and required facilities

  an analysis of risks and competitive conditions

  a financial plan of operation and estimated capital requirements audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

  and other information deemed relevant.

  As part of our investigation, our sole officer and director may meet personally with management and key personnel,

  may visit and inspect material facilities,

  obtain independent analysis or verification of certain information provided,

  check references of management and key personnel, and

  take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

     Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,

  acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

     Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements,

  licenses,

  joint ventures and

  other contractual arrangements.

     We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

     Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

     Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

     If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

     We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

     The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

     Although the terms of such agreement cannot be predicted, generally such an agreement would require:

  specific representations and warranties by all of the parties thereto,

  specify certain events of default,

  detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,

  outline the manner of bearing costs if the transaction is not closed,

  set forth remedies upon default, and

  include miscellaneous other terms.

     We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

     Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

     If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

     Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

     We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

     Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     We currently maintain limited office space located at 580 Hornby Street, Suite 490, Vancouver British Columbia, Canada V6C. Effective January 1, 2006 we pay a nominal fee of $100 per month on a month-to-month basis. We do not believe that we will need to obtain additional office space at any time in the foreseeable future.

     In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.

     During the year ended December 31, 2007, we renewed five of the ten mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remain valid until September 23, 2008. At the time of renewal, we decided that it was in our best interest to renew only half of the mineral claims, due to the costs associated with maintaining title to the claims.

Claims

The property is comprised of five claims. They are:

     1.    Cahill #4 - Tenure No. 380916 was recorded on October 2, 2000 and expires on September 23, 2008 and contains approximately 62 acres.

     2.    Cahill #6 - Tenure No. 380918 was recorded on October 2, 2000 and expires on September 23, 2008 and contains approximately 62 acres.

     3.    Cahill #8 - Tenure No. 380920 was recorded on October 2, 2000 and expires on September 23, 2008 and contains approximately 62 acres.

     4.    Cahill #10 - Tenure No. 380922 was recorded on October 2, 2000 and expires on September 22, 2008 and contains approximately 62 acres.

     5.    Cahill #12 - Tenure No. 380924 was recorded on October 2, 2000 and expires on September 23, 2008 and contains approximately 62 acres.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On June 7, 2005, our common stock received approval for quotation on the Financial Industry Regulatory Authority’s Bulletin Board (formerly the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board) under the name “Dravco Mining Inc.” and under the symbol “DVCO”.

     Our common shares are issued in registered form. Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

     The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2007, and 2006 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.53	$0.53
Third Quarter 7-1-07 to 9-30-07	$0.55	$0.52
Second Quarter 4-1-07 to 6-30-07	$1.20	$1.20
First Quarter 1-1-07 to 3-31-07	$1.06	$0.94

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$1.49	$1.45
Third Quarter 7-1-06 to 9-30-06	$2.75	$2.75
Second Quarter 4-1-06 to 6-30-06	$2.03	$1.74
First Quarter 1-1-06 to 3-31-06	$4.63	$4.38

Holders

     As at March 21, 2008 the Company had 32 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American

Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

Our proposed exploration program

     Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us. Our search for a new geologist was not successful and as a result, we decided to explore alternative business opportunities.

     During the fiscal year ended December 31, 2006, we entered into Letter of Intents with two potential merger candidates. Negotiations with both candidates were unsuccessful and negotiations were terminated. No definitive agreements were entered into with either parties and no further negotiations are ongoing.

     We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

Results of Activities

From Inception on September 20, 2000 to December 31, 2007

     We acquired the right to conduct exploration activity on ten mineral claims in British Columbia. We completed our public offering on March 10, 2004. During the year ended December 31, 2007, we renewed five of the ten mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remain valid until September 23, 2008. At the time of renewal, we decided that it was in our best interest to renew only half of the mineral claims, due to the costs associated with maintaining title to the claims.

     Due to our inability to commence exploration on our mining property in British Columbia, Canada, we have considered other mineral exploration as well as other types of business opportunities.

     During the fiscal year ended December 31, 2006, we entered into Letter of Intents with two potential merger candidates. Negotiations with both candidates were unsuccessful and negotiations were terminated. No definitive agreements were entered into with either parties and no further negotiations are ongoing.

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2007 was $200,050. In addition, Mr. Lozinski has advanced a total of $23,127 to us (December 31, 2006 - $43,127). The balance of the $23,127 will be repaid once additional funds become available.

     For the fiscal years of 2007 and 2006 much of the Company’s resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

     As at December 31, 2007 we had $83,090 in cash remaining in our treasury. We have enough money to last twelve months in order to cover administrative and compliance activities but not to engage in any new business opportunities. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only source for cash at this time is investments by others in Dravco Mining Inc. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. We may engage in a combination with another business. We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

     During fiscal 2007, the Company spent $26,260 in general and administrative expenses as compared to $28,694 for fiscal 2006.

Liquidity and Capital Resources

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     At December 31, 2007, the Company had total assets of $83,090, comprised solely of cash. Our liabilities were $27,582, resulting in a working capital deficit of $55,508. At December 31, 2006, the Company had total assets of $130,055 in cash.

     We incurred a loss of $26,260 for the year ended December 31, 2007 and we have incurred an aggregate deficit since inception of $145,742. As at December 31, 2007, we had cash of $83,090 and accounts payable and accrued liabilities of $27,582. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the twelve months ending December 31, 2008, we have budgeted $25,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses.

     The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this annual report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

     The Company will require additional capital to fund any future plan of operations. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Dravco Mining Inc.

(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Dravco Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Dravco Mining Inc. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from September 20, 2000 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from September 20, 2000 to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP
Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 25, 2008

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006
	$	$
Assets

Current Assets
Cash	83,090	130,055
Total Assets	83,090	130,055

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	4,455	3,995
Accrued liabilities	-	1,165
Due to related party (Note 4)	23,127	43,127
Total Liabilities	27,582	48,287
Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value;
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(145,742)	(119,482)

Total Stockholders’ Equity	55,508	81,768

Total Liabilities and Stockholders’ Equity	83,090	130,055

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			Accumulated from
			September 20, 2000
	Year Ended	Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

Expenses
Consulting fees	–	–	2,500
Mineral property costs	1,075	2,125	8,345
Office and administrative	8,328	10,883	29,063
Professional fees	13,702	10,850	84,872
Transfer agent and filing fees	3,155	4,836	18,143
Travel	–	–	2,819
Total Expenses	26,260	28,694	145,742

Net Loss	(26,260)	(28,694)	(145,742)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			Accumulated from
			September 20, 2000
	Year Ended	Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$
Operating Activities
Net loss	(26,260)	(28,694)	(145,742)
Adjustment to reconcile net loss to net cash
used in operating activities:
Donated rent	–	–	1,200
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(705)	(7,904)	4,455
Due to related party	(20,000)	–	23,127
Net Cash Used in Operating Activities	(46,965)	(36,598)	(116,960)
Financing Activities
Proceeds from issuance of common stock	–	–	200,050
Net Cash from Financing Activities	–	–	200,050
Change in Cash	(46,965)	(36,598)	83,090
Cash - Beginning of Period	130,055	166,653	–
Cash - End of Period	83,090	130,055	83,090

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from September 20, 2000 (Date of Inception) to December 31, 2007
(Expressed in U.S. Dollars)

					Deficit
			Additional		Accumulated
			Paid-in		during the
	Common Shares		Capital	Donated	Exploration
	Number	Par Value	(Discount)	Capital	Stage	Total
		$	$	$	$	$
Balance September 20, 2000 (Date
of Inception)		–	–	–	–	–
Shares issued for cash on
September 20, 2000 at $0.000005
per share	10,000,000	100	(50)	–	–	50
Net loss for the period	–	–	–	–	(19,386)	(19,386)
Balance, December 31, 2000	10,000,000	100	(50)	–	(19,386)	(19,336)
Net loss for the year	–	–	–	–	(2,097)	(2,097)
Balance, December 31, 2001	10,000,000	100	(50)	–	(21,483)	(21,433)
Net loss for the year	–	–	–	–	(5,129)	(5,129)
Balance, December 31, 2002	10,000,000	100	(50)	–	(26,702)	(26,652)
Net loss for the year	–	–	–	–	(21,614)	(21,614)
Balance, December 31, 2003	10,000,000	100	(50)	–	(48,316)	(48,266)
Shares issued for cash on March 10,
2004 at $0.025 per share	8,000,000	80	199,920	–	–	200,000
Net loss for the year	–	–	–	–	(16,562)	(16,562)
Balance, December 31, 2004	18,000,000	180	199,870	–	(64,878)	135,172
Donated rent	–	–	–	1,200	–	1,200
Net loss for the year	–	–	–	–	(25,910)	(25,910)
Balance, December 31, 2005	18,000,000	180	199,870	1,200	(90,788)	110,462
Net loss for the year	–	–	–	–	(28,694)	(28,694)
Balance, December 31, 2006	18,000,000	180	199,870	1,200	(119,482)	81,768
Net loss for the year	–	–	–	–	(26,260)	(26,260)
Balance, December 31, 2007	18,000,000	180	199,870	1,200	(145,742)	55,508

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at December 31, 2007, the Company has never generated any revenues, and has accumulated losses of $145,742 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

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

	e)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	f)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	g)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values because of the short-term maturity of these instruments.

	h)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transitions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

	j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

	l)	Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	n)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”.SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, FASB issued SFAS No. 141, (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No.141, SFAS No.141 (revised 2007) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No.141 (revised 2007) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

3.	Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. During the year ended December 31, 2007, only five of the mining claims were renewed with the Ministry of Energy and Mines in British Columbia. The claims are registered in the name of the President of the Company, who is holding the claims in trust on behalf of the Company.

4.	Related Party Transactions

The President of the Company is owed $23,127 (December 31, 2006 - $43,127) for expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing and due on demand.

5.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended
	December	Year Ended
	31,	December 31,
	2007	2006
	$	$
Income tax recovery at statutory rate	9,191	10,043
Valuation allowance change	(9,191)	(10,043)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2007 and 2006 are as follows:

	December
	31,	December 31,
	2007	2006
	$	$

Net operating losses carried forward	49,040	40,079
Mineral property costs	1,500	1,270
Valuation allowance	(50,540)	(41,349)
Net deferred income tax asset	–	–

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

5.	Income Taxes (continued)

The Company has net operating losses carried forward of $140,115 available to offset taxable income in future years which commence expiring in fiscal 2020. The losses expire as follows:

2020	$19,386
2021	2,097
2022	5,219
2023	21,471
2024	16,562
2025	22,955
2026	26,820
2027	25,605
$140,115

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the last two fiscal years ended December 31, 2007 and 2006, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in their report included herein.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, which includes our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2007, management has identified the following deficiencies for the Company, that only when aggregated, may possibly be viewed as a material weakness in the Company’s internal control over financial reporting as of December 31, 2007 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s Management view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. To date the Company has not yet nominated an Audit Committee.

2.

Insufficient documentation of financial statement preparation and review procedures- The Company employs policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such controls and policies employed by the Company are not sufficiently documented.

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2007 the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a) Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company.

b) Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2007 the Company lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring by the Company.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

     The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.	We will engage in a thorough review and restatement of our IT procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

Name	Age	Title

		Chief Executive and Chief Financial Officer,
Rodney Lozinski	53	President, Secretary/Treasurer, Principal
		Accounting Officer and sole Director

Background of Officers and Directors

     Mr. Rodney Lozinski, age 53 – Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last twenty-nine years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses. Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada. Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada. Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

Involvement in Certain Legal Proceedings

     To the best of the issuer’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

     - has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

     - was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     - was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

     - were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     - were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock. To the best of the Company’s knowledge, all such reports as required, were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

     The Company does not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

     The Board of Directors currently acts in the capacity of an audit committee.

Code of Ethics

     The Company has adopted a code of business conduct and ethics for directors, officers and employees. The Company’s Code of Ethics is incorporated by reference.

Family Relationships

     We have only one officer/director. Accordingly, there are no family relationships amongst or between the directors and executive officers.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole executive officer and director during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rodney Lozinski	2008	0	0	0	0	0	0	0	0
CEO, CFO, President,	2007	0	0	0	0	0	0	0	0
Secretary/Tresurer,	2006	0	0	0	0	0	0	0	0
Principal Accounting
Officer

     The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2007.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Rodney Lozinski	0	0	0	0	0	0	0

     There are no employment agreements with our sole officer and none are being contemplated. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named director and executive officer.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer.

Options/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or director or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

     There are no standard arrangements pursuant to which the Company’s sole director is compensated for services provided as directors. No additional amounts are payable to the Company’s sole director for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     None.

Report on Repricing of Options/SAR

     The Company did not reprice any options or SARs during the year ended December 31, 2007.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 21, 2008, with the computation being based upon 18,000,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
		President, Principal Executive Officer,
		Principal Financial Officer, Principal
Rodney Lozinski [1]	10,000,000	Accounting Officer, Treasurer, Secretary	55.55%
		and Director

All Officers and Directors as a
Group (1 Person)	10,000,000		55.55%

Changes in Control

     To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

     None.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

     None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$11,130
2006	$7,950

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-
2006	$-

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$800
2006	$750

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-
2006	$-

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

30

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Certificate of Amendment of Articles of Incorporation –
	Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as				X
	amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial				X
	Officer)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2008.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Certificate of Amendment of Articles of Incorporation –
	Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen Stock Certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as				X
	amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial				X
	Officer)