Form 10-Q
period 2008-03-31
DRAVCO MINING INC
filed 2008-05-09
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 490 - 580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices, including zip code.)

(604) 687-6991
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of May 1, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Note to Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Assets

Current Assets
Cash	80,260	83,090
Total Assets	80,260	83,090

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	4,292	4,455
Accrued liabilities	8,820	-
Due to a related party (Note 4)	23,127	23,127
Total liabilities	36,239	27,582
Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(157,229)	(145,742)

Total Stockholders’ Equity	44,021	55,508

Total Liabilities and Stockholders’ Equity	80,260	83,090

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	September 20, 2000
	Ended	Ended	(date of inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	$	$	$

Revenue	–	–	–

Expenses
Consulting fees	–	–	2,500
Mineral property costs	–	–	8,345
Office and administrative	2,036	2,373	31,099
Professional fees	9,120	–	93,992
Transfer agent and filing fees	331	270	18,474
Travel	–	–	2,819

Total Expenses	11,487	2,643	157,229

Net Loss	(11,487)	(2,643)	(157,229)

Net Loss Per Share- Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	$	$
Operating Activities
Net loss	(11,487)	(2,643)
Adjustment to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	8,657	(1,516)
Net Cash Used in Operating Activities	(2,830)	(4,159)
Financing Activities
Proceeds from issuance of common stock	-	-
Net Cash from Financing Activities	-	-
Change in Cash	(2,830)	(4,159)
Cash - Beginning of Period	83,090	130,055
Cash- End of Period	80,260	125,896

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at March 31, 2008, the Company has never generated any revenues, and has accumulated losses of $157,229 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent a comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Basic and Diluted Net Income (Loss) Per Share

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

	m)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”.SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

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

	n)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed on March 31, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The President of the Company is owed $23,127 (December 31, 2007 - $23,127) for expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing and due on demand.

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

     As used in this quarter report the terms “we”, “us”, “our”, and the “Company” means Dravco Mining Inc., unless otherwise indicated.

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

     During the fiscal year ended December 31, 2006, we entered into Letter of Intents with two different companies. Negotiations with both companies were terminated and no further negotiations are planned.

     On March 6, 2008 the Company entered into a Letter of Intent to acquire 100% of Zoomnation Inc., a corporation formed in the State of Washington. Zoomnation is a social network community with a software utility program that allows users to manage and organize multiple social networks, blogs, video and voice messages, favorite media websites and chat memberships simultaneously.

     We had cash resources of $80,260 as at March 31, 2008. We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash. If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

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

     On March 6, 2008 the Company entered into a Letter of Intent to acquire 100% of Zoomnation Inc., a corporation formed in the State of Washington.

     The foregoing acquisition is subject to a number of terms and conditions including the following:

1.	Issuing 15,000,000 shares of common stock to the shareholders of Zoomnation Inc.

2.	Zoomnation having completed a bridge financing of $525,000.

3.	Completing a private placement of 3,500,000 shares of common stock at a price of $0.60 per share.

     As at the date of this report none of above terms and conditions have been complied with and the acquisition has not been completed nor can there be any assurance that the acquisition will be completed.

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

     To become profitable and competitive, we will conduct research and exploration of the property before we start production of any minerals we may find. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on September 20, 2000 to March 31, 2008

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

     On March 6, 2008 the Company entered into a Letter of Intent to acquire 100% of Zoomnation Inc., a corporation formed in the State of Washington. Zoomnation is a social network community with a software utility program that allows users to manage and organize multiple social networks, blogs, video and voice messages, favorite media websites and chat memberships simultaneously.

     As at the date of this report none of above terms and conditions have been complied with and the acquisition has not been completed nor can there be any assurance that the acquisition will be completed.

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

     As of March 31, 2008 we had $80,260 in total current assets and total current liabilities of $36,239 for a working capital position of $44,021. Total liabilities were comprised of general administrative costs, professional fees, transfer agent fees and the loan payable to Mr. Lozinski.

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

     The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this quarterly report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect theses controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 8th day of May, 2008.

DRAVCO MINING INC.
(Registrant)

BY:	RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive and Principal Financial Officer,
Treasurer/Secretary, Principal Accounting Officer, and sole
member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).