Form 10-Q
period 2008-06-30
DRAVCO MINING INC
filed 2008-08-07
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 490- 580 Hornby Street
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of July 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Note to Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Assets

Current Assets
Cash	64,602	83,090
Total Assets	64,602	83,090

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	4,163	4,455
Accrued liabilities	-	-
Due to a related party (Note 4)	23,127	23,127
Total liabilities	27,290	27,582

Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(163,938)	(145,742)
Total Stockholders’ Equity	37,312	55,508
Total Liabilities and Stockholders’ Equity	64,602	83,090

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated from
	Three Months		Six Months		September 20, 2000
	Ended		Ended		(date of inception)
	June 30,		June 30,		To June 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting fees	–	–	–	–	2,500
Mineral property costs	–	–	–	–	8,345
Office and administrative	2,459	1,947	4,495	4,320	33,558
Professional fees	2,910	7,987	12,030	7,987	96,902
Transfer agent and filing fees	1,340	155	1,671	425	19,814
Travel	–	–	–	–	2,819

Total Expenses	6,709	10,089	18,196	12,732	163,938

Net Loss	(6,709)	(10,089)	(18,196)	(12,732)	(163,938)

Net Loss Per Share- Basic and Diluted	–	–		–

Weighted Average Number of Shares
Outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	$	$
Operating Activities
Net loss	(18,196)	(12,732)
Adjustment to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(292)	(1,491)
Due to related party	–	(20,000)
Net Cash Used in Operating Activities	(18,488)	(34,223)
Financing Activities
Proceeds from issuance of common stock	–	–
Net Cash from Financing Activities	–	–
Change in Cash	(18,488)	(34,223)
Cash - Beginning of Period	83,090	130,055
Cash- End of Period	64,602	95,832

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at June 30, 2008, the Company has never generated any revenues, and has accumulated losses of $163,938 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2008 and 2007, the Company has no items that represent a comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

     On July 28, 2008, Dravco Mining Inc. terminated negotiations with Zoomnation Inc. and no further negotiations between the parties are ongoing and none are expected to take place.

     We had cash resources of $64,602 as at June 30, 2008. We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash. If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

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

     On July 28, 2008, Dravco Mining Inc. terminated negotiations with Zoomnation Inc. and no further negotiations between the parties are ongoing and none are expected to take place.

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

     If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on September 20, 2000 to June 30, 2008

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

     On March 6, 2008 the Company entered into a Letter of Intent to acquire 100% of Zoomnation Inc., a corporation formed in the State of Washington. Zoomnation is a social network community with a software utility program that allows users to manage and organize multiple social networks, blogs, video and voice messages, favorite media websites and chat memberships simultaneously. On July 28, 2008 all negotiations between the parties were terminated and none are expected to take place.

     The Company had no revenues for the three and six month periods ended June 30, 2008 and 2007 and does not expect to recognize revenue in the foreseeable future.

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

     As of June 30, 2008 we had $64,602 in total current assets and total current liabilities of $27,290 for a working capital position of $37,312. Total liabilities were comprised of general administrative costs, professional fees, transfer agent fees and the loan payable to Mr. Lozinski.

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

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on our assessment, management has identified certain deficiencies for the Company that only when aggregated, may possibly be viewed as a material weakness in the Company’s internal control over financial reporting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008. It is clarified that management did not identify any material weaknesses in its internal control over financial reporting for the period ended June 30, 2008.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 6th day of August 2008.

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