Form 10-Q
period 2008-09-30
DRAVCO MINING INC
filed 2008-10-30
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1909 Dufferin Avenue
Saskatoon, Saskatchewan
CANADA S7J 1B6
(Address of principal executive offices, including zip code.)

1-888-437-5268
(telephone number, including area code)

Suite 490- 580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of October 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Note to Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)
	$	$

Assets

Current Assets
Cash	45,484	83,090
Total Assets	45,484	83,090

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,720	4,455
Due to a related party (Note 4)	23,127	23,127
Total liabilities	26,847	27,582
Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(182,613)	(145,742)
Total Stockholders’ Equity	18,637	55,508
Total Liabilities and Stockholders’ Equity	45,484	83,090

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated from
	Three Months		Nine Months		September 20, 2000
	Ended		Ended		(date of inception)
	September 30,		September 30,		To September 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Consulting fees	–	–	–	–	2,500
Mineral property costs	–	1,075	–	1,075	8,345
Office and administrative	2,006	1,934	6,501	6,254	35,564
Professional fees	15,729	1,590	27,759	9,577	112,631
Transfer agent and filing fees	940	552	2,611	977	20,754
Travel	–	–	–	–	2,819

Total Expenses	18,675	5,151	36,871	17,883	182,613

Net Loss	(18,675)	(5,151)	(36,871)	(17,883)	(182,613)

Net Loss Per Share- Basic and Diluted	–	–	–	–

Weighted Average Number of Shares
Outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	$	$

Operating Activities

Net loss	(36,871)	(17,883)

Adjustment to reconcile net loss to net cash used in
operating activities:

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(735)	(1,602)
Due to related party	–	(20,000)

Net Cash Used in Operating Activities	(37,606)	(39,485)

Change in Cash	(37,606)	(39,485)

Cash - Beginning of Period	83,090	130,055

Cash- End of Period	45,484	90,570

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at September 30, 2008, the Company has never generated any revenues, and has accumulated losses of $182,613 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in U.S. Dollars)
(unaudited)

3.	Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. During the year ended December 31, 2007, only five of the mining claims were renewed with the Ministry of Energy and Mines in British Columbia. During the period ended September 30, 2008, the Company’s management decided that it was in the best interest of the Company to forfeit the remaining five mineral claims.

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

     Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist was no longer available to do work for us. During the year ended December 31, 2007, we renewed five of the ten mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remained valid until September 23, 2008. At the time of renewal, we decided that it was in our best interest to forfeit the remaining five mineral claims, due to the costs associated with maintaining title to the claims.

     Due to our inability to commence exploration on our mining property in British Columbia, Canada, we have considered other types of business opportunities.

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

     We had cash resources of $45,484 as at September 30, 2008. We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash. If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

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

Results of Activities

From Inception on September 20, 2000 to September 30, 2008

     We acquired the right to conduct exploration activity on ten mineral claims in British Columbia. We completed our public offering on March 10, 2004. During the year ended December 31, 2007, we renewed five of the ten mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remained valid until September 23, 2008. At the time of renewal, we decided that it was in our best interest to forfeit the remaining five mineral claims, due to the costs associated with maintaining title to the claims.

     Due to our inability to commence exploration on our mining property in British Columbia, Canada, we have considered other types of business opportunities.

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

     The Company had no revenues for the three and nine month periods ended September 30, 2008 and 2007 and does not expect to recognize revenue in the foreseeable future.

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

     As of September 30, 2008 we had $45,484 in total current assets and total current liabilities of $26,847 for a working capital position of $18,637. Total liabilities were comprised of general administrative costs, professional fees, transfer agent fees and the loan payable to Mr. Lozinski.

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

     We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on our assessment, management has concluded that our disclosure controls and procedures are not effective because certain deficiencies involving internal controls; if aggregated, may possibly be viewed as a material weakness in the Company’s internal control over financial reporting. These deficiencies were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008. It is clarified that management believes that these deficiencies did not have an effect on the accuracy of the Company’s financial statements for the current reporting period.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 30th day of October 2008.

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