Form 10-K
period 2008-12-31
DRAVCO MINING INC
filed 2009-03-19
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of June 30, 2008, computed at the par value of the stock of $0.00001 was $ 80 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 18, 2009, the Registrant had 18,000,000 outstanding common shares of voting common stock.

DOCUMENTS INCROPORTED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

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

     We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is 1909 Dufferin Avenue, Saskatoon, Saskatchewan, Canada S7J 1B6. Our telephone number is 1-888-437-5268.

     Our original plan of operation was to prospect for gold. In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.

     The claims were conveyed by Mr. Goldsmith to Mr. Lozinski and are recorded in Mr. Lozinski's name to avoid paying additional fees. The property was held in trust pursuant to a written declaration executed by Mr. Lozinski. Under British Columbia law, title to mining claims must be held by a British Columbia corporation or held by an individual who is a Canadian citizen.

     During the year ended December 31, 2008 we continued to hold the property, but at the time of renewal decided that it was in our best interest to forfeit the remaining five mineral claims due to the costs associated with maintaining title to the claims. Due to our failure to commence our exploration work on a timely basis our original geologist was available to do work for us. Our continued search for a new geologist was not successful and as a result, we have been exploring alternative business opportunities.

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

     We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

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

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

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

     Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

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

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

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

  and other information deemed relevant.
  As part of our investigation, our sole officer and director:

  may meet personally with management and key personnel,

  may visit and inspect material facilities,

  obtain independent analysis or verification of certain information provided,

  check references of management and key personnel, and

  take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

     Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

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

Form of Acquisition

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     We currently maintain limited office space located at 1909 Dufferin Avenue, Saskatoon, Saskatchewan, Canada S7J 1B6. We do not believe that we will need to obtain additional office space at any time in the foreseeable future.

     In July 2000, Rodney L. Lozinski, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing ten unpatented mining claims in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.

     During the year ended December 31, 2008, we decided that it was in our best interest to forfeit the remaining five mineral claims, due to the costs associated with maintaining title to the claims.

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

     Our common shares are issued in registered form. Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122) is the transfer agent for our common shares.

     The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2008, and 2007 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 10-1-08 to 12-31-08	$0.10	$0.10
Third Quarter 7-1-08 to 9-30-08	$0.38	$0.29
Second Quarter 4-1-08 to 6-30-08	$0.56	$0.54
First Quarter 1-1-08 to 3-31-08	$0.55	$0.55

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.53	$0.53
Third Quarter 7-1-07 to 9-30-07	$0.55	$0.52
Second Quarter 4-1-07 to 6-30-07	$1.20	$1.20
First Quarter 1-1-07 to 3-31-07	$1.06	$0.94

Holders

     As at February 18, 2009 the Company had 30 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

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

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Activities

From Inception on September 20, 2000 to December 31, 2008

     We acquired the right to conduct exploration activity on one property containing ten mineral claims in British Columbia, Canada. We completed our public offering on March 10, 2004. During the year ended December 31, 2008, we decided that it was in our best interest to forfeit the remaining five mineral claims due to the costs associated with maintaining title to the claims.

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

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2008 was $200,050. In addition, Mr. Lozinski has advanced a total of $23,127 to us (December 31, 2007 - $23,127). The balance of the $23,127 will be repaid once additional funds become available.

     For the fiscal years of 2008 and 2007 much of the Company’s resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

     As at December 31, 2008 we had $41,181 in cash remaining in our treasury. We have enough money to last twelve months in order to cover administrative and professional charges but not to engage in any new business opportunities. The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

     During fiscal 2008, the Company spent $41,024 in general and administrative expenses as compared to $26,260 for fiscal 2007.

Liquidity and Capital Resources

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     At December 31, 2008, the Company had total assets of $41,181, comprised solely of cash. Our liabilities were $26,697, resulting in a working capital deficit of $14,484. At December 31, 2007, the Company had total assets of $83,090 in cash.

     We incurred a loss of $41,024 for the year ended December 31, 2008 and we have incurred an aggregate deficit since inception of $186,766. As at December 31, 2008, we had cash of $41,181 and accounts payable and accrued liabilities of $26,697. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the twelve months ending December 31, 2009, we have budgeted $30,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses.

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

Recent accounting pronouncements

     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year beginning January 1, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dravco Mining Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Dravco Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Dravco Mining Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from September 20, 2000 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining Inc. (An Exploration Company) as of December 31, 2008 and 2007, and the results of its operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from September 20, 2000 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 24, 2009

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2008	2007
	$	$
Assets

Current Assets
Cash	41,181	83,090
Total Assets	41,181	83,090

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	3,570	4,455
Due to related party (Note 4)	23,127	23,127

Total Liabilities	26,697	27,582
Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value;
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	199,870	199,870
Donated Capital	1,200	1,200
Deficit Accumulated During the Exploration Stage	(186,766)	(145,742)

Total Stockholders’ Equity	14,484	55,508
Total Liabilities and Stockholders’ Equity	41,181	83,090

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated
	from
	September
	20, 2000
	(Date of
	Inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses
Consulting fees	2,500	–	–
Mineral property costs	8,370	25	1,075
Office and administrative	37,087	8,024	8,328
Professional fees	114,206	29,334	13,702
Transfer agent and filing fees	21,784	3,641	3,155
Travel	2,819	–	–
Total Expenses	186,766	41,024	26,260

Net Loss	(186,766)	(41,024)	(26,260)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Number of Shares Outstanding		18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated
	from September
	20, 2000 (Date of
	Inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss
	(186,766)	(41,024)	(26,260)
Adjustment to reconcile net loss to net cash
used in operating activities:

Donated rent	1,200	–	–

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	3,570	(885)	(705)
Due to related party	23,127	–	(20,000)

Net Cash Used in Operating Activities	(158,869)	(41,909)	(46,965)

Financing Activities

Proceeds from issuance of common stock	200,050	–	–

Net Cash from Financing Activities	200,050	–	–

Change in Cash	41,181	(41,909)	(46,965)

Cash - Beginning of Period	–	83,090	130,055

Cash - End of Period	41,181	41,181	83,090

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from September 20, 2000 (Date of Inception) to December 31, 2008
(Expressed in U.S. Dollars)

					Deficit
			Additional		Accumulated
			Paid-in		during the
	Common Shares		Capital	Donated	Exploration
	Number	Par Value	(Discount)	Capital	Stage	Total
		$	$	$	$	$
Balance September 20, 2000 (Date of
Inception)	–	–	–	–	–	–
Shares issued for cash on September 20,
2000 at $0.000005 per share	10,000,000	100	(50)	–	–	50
Net loss for the period	–	–	–	–	(19,386)	(19,386)
Balance, December 31, 2000	10,000,000	100	(50)	–	(19,386)	(19,336)
Net loss for the year	–	–	–	–	(2,097)	(2,097)
Balance, December 31, 2001	10,000,000	100	(50)	–	(21,483)	(21,433)
Net loss for the year	–	–	–	–	(5,129)	(5,129)
Balance, December 31, 2002	10,000,000	100	(50)	–	(26,702)	(26,652)
Net loss for the year	–	–	–	–	(21,614)	(21,614)
Balance, December 31, 2003	10,000,000	100	(50)	–	(48,316)	(48,266)
Shares issued for cash on March 10, 2004
at $0.025 per share	8,000,000	80	199,920	–	–	200,000
Net loss for the year	–	–	–	–	(16,562)	(16,562)
Balance, December 31, 2004	18,000,000	180	199,870	–	(64,878)	135,172
Donated rent	–	–	–	1,200	–	1,200
Net loss for the year	–	–	–	–	(25,910)	(25,910)
Balance, December 31, 2005	18,000,000	180	199,870	1,200	(90,788)	110,462
Net loss for the year	–	–	–	–	(28,694)	(28,694)
Balance, December 31, 2006	18,000,000	180	199,870	1,200	(119,482)	81,768
Net loss for the year	–	–	–	–	(26,260)	(26,260)
Balance, December 31, 2007	18,000,000	180	199,870	1,200	(145,742)	55,508
Net loss for the year	–	–	–	–	(41,024)	(41,024)
Balance, December 31, 2008	18,000,000	180	199,870	1,200	(186,766)	14,484

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has working capital of $14,484 and has accumulated losses of $186,766 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2008 and 2007
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

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a major financial institution in Canada.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”. SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Adopted Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this statement for its fiscal year beginning January 1, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year beginning January 1, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. During the year ended December 31, 2007, only five of the mining claims were renewed with the Ministry of Energy and Mines in British Columbia. During the year ended December 31, 2008, the Company’s management decided that it was in the best interest of the Company to forfeit the remaining five mineral claims.

4.	Related Party Transactions

As at December 31, 2008, the President of the Company is owed $23,127 (December 31, 2007 - $23,127) for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

5.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended
	December	Year Ended
	31,	December 31,
	2008	2007
	$	$
Income tax recovery at statutory rate	14,358	9,191
Change in estimates	(899)	–
Valuation allowance change	(13,459)	(9,191)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2008 and 2007 are as follows:

	December
	31,	December 31,
	2008	2007
	$	$

Net operating losses carried forward	63,428	49,040
Mineral property costs	571	1,500
	63,999	50,540
Valuation allowance	(63,999)	(50,540)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $181,223 available to offset taxable income in future years which commence expiring in fiscal 2020. The losses expire as follows:

2020	$19,386
2021	2,097
2022	5,219
2023	21,471
2024	16,562
2025	22,955
2026	26,820
2027	25,605
2028	41,108

$181,223

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the last fiscal quarter pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting during the last fiscal quarter, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s Management view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.

Insufficient documentation of financial statement preparation and review procedures- The Company employs policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such controls and policies employed by the Company are not sufficiently documented.

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a)      Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company.

b)      Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2008 the Company lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring by the Company.

     Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

     Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

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

4.

We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by the Company’s Board of Directors and that approval be documented in the Company’s corporate records.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Name	Age	Title

		Chief Executive and Chief Financial Officer,
Rodney Lozinski	54	President, Secretary/Treasurer, Principal
		Accounting Officer and sole Director

Background of Officers and Directors

     Mr. Rodney Lozinski, age 54 – Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last thirty years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses. Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada. Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada. Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock. To the best of the Company’s knowledge, all such reports as required were filed on a timely basis in compliance with Section 16(a).

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

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole executive officer during the fiscal years ended December 31, 2008 & 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

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
Secretary/Treasurer,
Principal Accounting
Officer

     The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2008.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     None.

Report on Repricing of Options/SAR

     The Company did not reprice any options or SARs during the year ended December 31, 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 4, 2009, with the computation being based upon 18,000,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
		President, Principal Executive Officer,
		Principal Financial Officer, Principal
Rodney Lozinski [1]	10,000,000		55.55%
		Accounting Officer, Treasurer, Secretary
		and Director

All Officers and Directors as a
Group (1 Person)	10,000,000		55.55%

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

     None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,000
2007	$9,500

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-
2007	$-

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$884
2007	$800

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-
2007	$-

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Certificate of Amendment of Articles of Incorporation –
	Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

	Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as				X
	amended

	Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial				X
	Officer)

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 16th day of March, 2009.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Certificate of Amendment of Articles of Incorporation –
	Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen Stock Certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

	Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as				X
	amended

	Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial				X
	Officer)