Form 10-Q
period 2009-03-31
DRAVCO MINING INC
filed 2009-05-12
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of May 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Note to Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008
	$	$

Assets

Current Assets
Cash	32,367	41,181
Total Assets	32,367	41,181

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	8,351	3,570
Due to a stockholder	23,127	23,127
Total liabilities	31,478	26,697

Stockholders’ Equity

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	201,370	201,070
Deficit Accumulated During the Exploration Stage	(200,661)	(186,766)

Total Stockholders’ Equity	889	14,484

Total Liabilities and Stockholders’ Equity	32,367	41,181

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	September 20, 2000 (date of inception) to March31, 2009
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees	–	–	2,500
Mineral property costs	–	–	8,370
Office and administrative	2,096	2,036	39,183
Professional fees	8,614	9,120	122,820
Transfer agent and filing fees	3,185	331	24,969
Travel	–	–	2,819
Total Expenses	13,895	11,487	200,661

Net Loss	(13,895)	(11,487)	(200,661)

Net Loss Per Share- Basic and Diluted	0.00	0.00

Weighted Average Number of Shares Outstanding	18,000,000	18,000,000	-

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	September 20, 2000 (date of inception) to March 31, 2009
	$	$	$

Operating Activities

Net loss	(13,895)	(11,487)	(200,661)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	300	–	1,500

Changes in operating assets and liabilities

Accounts Payable Related Party	–	–	23,127
Accounts payable	4,781	8,657	8,351

Net Cash Used in Operating Activities	(8,814)	(2,830)	(167,683)

Financing Activities
Proceeds from sale of Stock	–	–	200,050

Net Cash Provided By Financing Activities	–	–	200,050

Change in Cash	(8,814)	(2,830)	32,367

Cash - Beginning of Period	41,181	83,090	-

Cash- End of Period	32,367	80,260	32,367

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2009

1.	Nature of Business and Basis of Financial Statement Presentation

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

The accompanying unaudited interim financial statements of Dravco Mining Inc.have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2008, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.      Going Concern

As at March 31, 2009, the Company has never generated any revenues, and has accumulated losses of $200,661 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.

3.      Related Party Transactions

As of March 31, 2009, the President and Stockholder of the Company is owed $23,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three month period ending March 31, 2009, the President and Stockholder has provided office space to the Company for $300 which was recorded as donated capital.

4.      Reclassifications

Certain reclassifications have been made to prior period amounts to conform with current year classifications.

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

We had cash resources of $32,367 as at March 31, 2009.  We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash.   If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

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

We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities. Our plan of operation for the next three months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

Results of Activities

From Inception on September 20, 2000 to March 31, 2009 and for Three months ended March 31, 2009 Compared to March 31, 2008

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

   The Company had no revenues for the three month periods ended March 31, 2009 and 2008 and does not expect to recognize revenue in the foreseeable future.  The Company incurred expenses of $13,895 and $11,487 for the three months ended March 31, 2009 and 2008, respectively.

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

   As of March 31, 2009 we had $32,367 in total current assets and total current liabilities of $31,478 for a working capital position of $889.  Total liabilities were comprised of general administrative costs, professional fees, transfer agent fees and the loan payable to Mr. Lozinski.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the most recently completed fiscal quarter, pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

   During the most recently completed fiscal quarter we have evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, which includes our President, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of May 2009.

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