Form 10-Q
period 2009-06-30
DRAVCO MINING INC
filed 2009-08-07
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of August 5, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Note to Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008
	$	$

Assets

Current Assets
Cash	21,587	41,181
Total Assets	21,587	41,181

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	3,563	3,570
Due to a stockholder	23,127	23,127
Total Liabilities	26,690	26,697

Stockholders’ Equity (Deficit)

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	201,670	201,070
Deficit Accumulated During the Exploration Stage	(206,953)	(186,766)

Total Stockholders’ Equity (Deficit)	(5,103)	14,484

Total Liabilities and Stockholders’ Equity (Deficit)	21,587	41,181

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		September 20, 2000 (date of inception) to June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting fees	–	–	–	–	2,500
Mineral property costs	–	–	–	–	8,370
Office and administrative	1,890	2,459	3,985	4,495	41,073
Professional fees	1,958	2,910	10,572	12,030	124,778
Transfer agent and filing fees	2,444	1,340	5,630	1,671	27,413
Travel	–	–	–	–	2,819

Total Expenses	6,292	6,709	20,187	18,196	206,953

Net Loss	(6,292)	(6,709)	(20,187)	(18,196)	(206,953)

Net Loss Per Share- Basic and Diluted	0.00	0.00	0.00	0.00

Weighted Average Number of Shares Outstanding	18,000,000	18,000,000	18,000,000	18,000,000	-

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	September 20, 2000 (date of inception) to June 30, 2009
	$	$	$

Operating Activities

Net loss	(20,187)	(18,196)	(206,953)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	600	–	1,800

Changes in operating assets and liabilities
Accounts payable	(7)	(292)	3,563

Net Cash Used in Operating Activities	(19,594)	(18,488)	(201,590)

Financing Activities
Due to stockholder	–	–	23,127
Proceeds from sale of Stock	–	–	200,050

Net Cash Provided By Financing Activities	–	–	223,177

Change in Cash	(19,594)	(18,488)	21,587

Cash - Beginning of Period	41,181	83,090	-

Cash- End of Period	21,587	64,602	21,587

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
June 30, 2009

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

The accompanying unaudited interim financial statements of Dravco Mining Inc.have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2008, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.      Going Concern

As at June 30, 2009, the Company has never generated any revenues, and has accumulated losses of $206,953 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.

3.      Related Party Transactions

As of June 30, 2009, the President and Stockholder of the Company is owed $23,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six month period ending June 30, 2009, the President and Stockholder has provided office space to the Company for $600 which was recorded as donated capital.

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

We had cash resources of $21,587 as at June 30, 2009.  We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash.   If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

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

Results of Activities

From Inception on September 20, 2000 to June 30, 2009 and for Six months ended June 30, 2009 Compared to June 30, 2008

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

   For the three months ended June 30, 2009 and 2008: We had a net loss of $6,292 for the three months ended June 30, 2009 compared to a net loss of $6,709 for the three months ended June 30, 2008.  The decrease of $417 was primarily due to a decrease in professional fees and office and administrative expenses.

   For the six months ended June 30, 2009 and 2008: We experienced a net loss of $20,187 and $18,196 for the six months ended June 30, 2009 and 2008 respectively. This increase of $1,991 was due to an increase of $3,959 in transfer agent and EDGAR filing fees.

   The Company had no revenues for the three and six month periods ended June 30, 2009 and 2008 and does not expect to recognize revenue in the foreseeable future.  Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2007 was $200,050.  In addition, Mr. Lozinski has advanced a total of $23,127 to us.  The balance of the $23,127 will be repaid once additional funds become available.

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

   As of June 30, 2009 we had $21,587 in total current assets and total current liabilities of $26,690 for a working capital deficit of $5,103.  Total liabilities were comprised of general administrative costs, professional fees, transfer agent fees and the loan payable to Mr. Lozinski.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the company’s sole officer may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)	As the Company is governed by one officer who is also the only director, there is an inherentlack of segregation of duties and lack of independent governing board.

(iii)	The Company does not have standard procedures in place to ensure that the financial statements agree to the underlying source documents and accounting records, that all of its transactions are completely reflected in the financial statements.

(iv)	There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 6th day of August 2009.

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