Form 10-K/A
period 2008-12-31
DRAVCO MINING INC
filed 2009-08-11
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1909 Dufferin Avenue
Saskatoon, Saskatchewan S7J 1B6
(Address of principal executive offices, including zip code.)

(888) 437-5268
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

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of June 30, 2008, computed at the par value of the stock of $0.00001 was $80 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 18, 2009, the Registrant had 18,000,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K is being filed in response to certain comments made by the staff of the SEC in a facsimile dated July 27, 2009.  In response to such comments, we have amended the disclosure under Item 9A – Controls and Procedures and will file a new Section 302 Certification of our Chief Executive and Chief Financial Officer (Exhibit 31.1) that includes the internal control over financial reporting language from the introductory portion of paragraph 4.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 19, 2009.

PART II

ITEM 9A.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the Company’s sole officer may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)	As the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2008, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has  identified the following deficiencies, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2008 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.
Insufficient documentation of financial statement preparation and review procedures – The Company employs policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such controls and policies employed by the Company are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2008 the majority of the preparation of our financial statements was carried out by one person.  Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2008, the Company lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring by the Company.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2
14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of August, 2009.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen Stock Certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2
14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X