Form 10-Q
period 2009-09-30
DRAVCO MINING INC
filed 2009-10-30
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of October 29, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	September 30,	December 31,
	2009	2008
	$	$

Assets

Current Assets
Cash	16,988	41,181
Total Assets	16,988	41,181

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	3,730	3,570
Due to a stockholder	23,127	23,127
Total Liabilities	26,857	26,697

Stockholders’ Equity (Deficit)

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	201,970	201,070

Deficit Accumulated During the Exploration Stage	(212,019)	(186,766)

Total Stockholders’ Equity (Deficit)	(9,869)	14,484

Total Liabilities and Stockholders’ Equity (Deficit)	16,988	41,181

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 20, 2000 (date of inception) to September 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Expenses

Consulting fees	–	–	–	–	2,500
Mineral property costs	–	–	–	–	8,370
Office and administrative	2,068	2,006	6,054	6,501	43,141
Professional fees	1,800	15,729	12,372	27,759	126,578
Transfer agent and filing fees	1,198	940	6,827	2,611	28,611
Travel	–	–	–	–	2,819
Total Expenses	5,066	18,675	25,253	36,871	212,019

Net Loss	(5,066)	(18,675)	(25,253)	(36,871)	(212,019)

Net Loss Per Share- Basic and Diluted	0.00	0.00	0.00	0.00

Weighted Average Number of Shares Outstanding	18,000,000	18,000,000	18,000,000	18,000,000	-

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		September 20, 2000 (date of inception) to September 30, 2009
	$		$		$

Operating Activities

Net loss		(25,253)		(36,871)		(212,019)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent		900		–		2,100

Changes in operating assets and liabilities
Accounts payable		160		(735)		3,730

Net Cash Used in Operating Activities		(24,193)		(37,606)		(206,189)

Financing Activities
Due to stockholder		–		–		23,127
Proceeds from sale of Stock		–		–		200,050

Net Cash Provided By Financing Activities		–		–		223,177

Change in Cash		(24,193)		(37,606)		16,988

Cash - Beginning of Period		41,181		83,090		-

Cash- End of Period		16,988		45,484		16,988

Supplemental Disclosures

Interest paid		–		–		–
Income taxes paid		–		–		–

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2009

1.	Nature of Business and Basis of Financial Statement Presentation

Dravco Mining Inc. (“The Company”) was incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is an Exploration Stage Company, as defined by ASC 915 "development stage entities". The Company’s business plan is to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company has not determined whether the mining claims contain ore reserves that are economically recoverable.

The accompanying unaudited interim financial statements of Dravco Mining Inc.have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2008, as reported in Form 10-K, have been omitted. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.      Going Concern

As at September 30, 2009, the Company has never generated any revenues, and has accumulated losses of $212,019 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.

3.      Related Party Transactions

As of September 30, 2009, the President of the Company is owed $23,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the nine month period ending September 30, 2009, the President has provided office space to the Company for $900 which was recorded as donated capital.

4.      Subsequent Events

The Company evaluated events up through October 29, 2009 and determined that there are none to disclose.

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

We had cash resources of $16,988 as at September 30, 2009.  We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, if we are successful in locating another business opportunity and we enter into a business arrangement, we may need to raise additional cash.   If additional cash is required, we intend to raise the capital by issuing debt and/or equity securities, although we have no current arrangements or agreements to such financings at this time.

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

Results of Activities

From Inception on September 20, 2000 to September 30, 2009 and for Nine months ended September 30, 2009 Compared to September 30, 2008

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

   For the three months ended September 30, 2009 and 2008: We had a net loss of $5,066 for the three months ended September 30, 2009 compared to a net loss of $18,675 for the three months ended September 30, 2008.  The decrease of $13,609 was primarily due to a decrease in professional fees.

   For the nine months ended September 30, 2009 and 2008: We experienced a net loss of $25,253 and $36,871 for the nine months ended September 30, 2009 and 2008 respectively. The difference of $11,618 is mainly due to a decrease in professional fees of $15,387 offset by an increase in transfer agent and EDGAR filing fees of $4,216.

   The Company had no revenues for the three and nine month periods ended September 30, 2009 and 2008 and does not expect to recognize revenue in the foreseeable future.  Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception is $200,050.  In addition, Mr. Lozinski has advanced a total of $23,127 to us.  The balance of the $23,127 will be repaid once additional funds become available.

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

   As of September 30, 2009 we had $16,988 in total current assets and total current liabilities of $26,857 for a working capital deficit of $9,869.  Total liabilities were comprised of general administrative costs, transfer agent fees and the loan payable to Mr. Lozinski.

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

Once the Company is engaged in a business of merit and has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

            In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 29th day of October 2009.

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