Form 10-K
period 2009-12-31
DRAVCO MINING INC
filed 2010-03-05
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0474904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1909 Dufferin Avenue
Saskatoon, Saskatchewan
Canada   S7J 1B6
(Address of principal executive offices, including zip code.)
1-888-437-5268
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ X ] Yes   [   ] No

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of most recently completed second fiscal quarter, computed at the par value of the stock of $0.00001 was $ 80 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2010, the Registrant had 18,000,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

DRAVCO MINING INC.

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

•	our ability to successfully implement our business strategy,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

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

Due to our failure to commence our exploration work on a timely basis our original geologist was available to do work for us.  Our continued search for a new geologist was not successful.  We continued to hold the property until September 2008, but at the time of renewal decided that it was in our best interest to forfeit the mineral claims due to the costs associated with maintaining title to the claims.  We have been exploring alternative business opportunities but we have not identified any new business opportunities and have no agreements related to such opportunities at this time.

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

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-
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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-
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

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-
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

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
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

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities
-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and director:

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

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

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

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

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own no real property. We currently maintain limited office space located at 1909 Dufferin Avenue, Saskatoon, Saskatchewan, Canada S7J 1B6.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is quoted on the Financial Industry Regulatory Authority’s Bulletin Board (formerly the National Association of Securities Dealers Inc.’s) Over-the-Counter Bulletin Board under the name “Dravco Mining Inc.” and under the symbol “DVCO”. Our common stock par value is $0.00001 per share.

Our common shares are issued in registered form.  Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2009
Fourth Quarter 10-1-09 to 12-31-09	$0.08	$0.07
Third Quarter 7-1-09 to 9-30-09	$0.05	$0.05
Second Quarter 4-1-09 to 6-30-09	$0.05	$0.05
First Quarter 1-1-09 to 3-31-09	$0.07	$0.07

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 10-1-08 to 12-31-08	$0.10	$0.10
Third Quarter 7-1-08 to 9-30-08	$0.38	$0.29
Second Quarter 4-1-08 to 6-30-08	$0.56	$0.54
First Quarter 1-1-08 to 3-31-08	$0.55	$0.55

Shareholders

As at March 1, 2010 the Company had 32 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our Company has not generated any revenues for the fiscal year ended December 31, 2009.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Plan of Operation

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us.  Our search for a new geologist was not successful.  We continued to hold the property until September 2008, but at the time of renewal decided that it was in our best interest to forfeit the mineral claims due to the costs associated with maintaining title to the claims.

We have been exploring alternative business opportunities, although we have not identified any new business opportunities and have no agreements related to such opportunities at this time. Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

For the Years Ended December 31, 2009 and 2008

We had a net loss of $27,622 for the year ended December 31, 2009 compared to a net loss of $41,024 for the year ended December 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $27,622 and $41,024 for the years ended December 31, 2009 and 2008, respectively.  The decrease of $13,402 was primarily due to a decrease in professional fees offset by an increase of $3,721 in transfer agent and filing fees.

For the fiscal years of 2009 and 2008 much of the Company’s resources were directed at locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

As at December 31, 2009 we had $14,739 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

 As of the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

                We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

At December 31, 2009, the Company had total assets of $14,739, comprised solely of cash.  Our liabilities were $26,677, resulting in a working capital deficit of $11,938.  At December 31, 2008, the Company had total assets of $41,181 in cash.

We incurred a loss of $27,622 for the year ended December 31, 2009 and we have incurred an aggregate deficit since inception of $214,388.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2009 was $200,050.  In addition, Mr. Lozinski has advanced a total of $23,127 to us as of December 31, 2009 and 2008.  The balance of the $23,127 will be repaid once additional funds become available.

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

Recent accounting pronouncements

In August 2009, the FASB issued ASC topic 820-10, “Fair Value Measurements and Disclosures” (formerly Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”). ASC topic 820-10 provides guidance on the fair value measurement of liabilities. The adoption of ASC topic 820-10 is not expected to have a material impact on our financial statements.

In June 2009, the FASB  issued ASC topic 105, “Generally Accepted Accounting Principals” (formerly  SFAS No. 168,  “The FASB  Accounting  Standards Codification  and the  Hierarchy of Generally  Accepted  Accounting  Principles").  ASC topic 105 will become the single source of authoritative nongovernmental U.S. generally  accepted  accounting   principles   ("GAAP"), superseding existing FASB,  American  Institute of Certified Public Accountants("AICPA"), EITF, and related accounting literature. ASC topic 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent  structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  ASC topic 105 will be effective  for  financial  statements issued  for  reporting  periods  that  end  after  September  15,  2009.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this annual report on Form 10-K for the period ending December 31, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”).  ASC topic 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC topic 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

The Company is in the process of evaluating the impact of ASC topic 825, “Financial Instruments” (formerly FASB Staff Position SFAS No. 107-1) and ASC topic 270, “Interim Reporting” (formerly Accounting Principles Board (“APB”) Opinion No. 28-1), on our financial position and results of operations.

In March 2008, the FASB issued ASC  topic 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”), and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  ASC topic 815 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of ASC topic 815 to have a significant impact on our results of operations or financial position.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Off-Balance Sheet Arrangements

                As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dravco Mining Inc.
(An Exploration Stage Company)
Financial Statements

                                                                                                                                                                          Index

Report of Independent Registered Public Accounting Firm ...................................................................F–1

Balance Sheets ...............................................................................................................................................F–2

Statements of Expenses ................................................................................................................................F–3

Statements of Cash Flows ............................................................................................................................F–4

Statements of Stockholders’ Equity ...........................................................................................................F–5

Notes to the Financial Statements ..............................................................................................................F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors
Dravco Mining, Inc.
(An Exploration Stage Company)
Saskatchewan, Canada

We have audited the accompanying balance sheets of Dravco Mining, Inc. (an exploration stage company) as of December 31, 2009 and 2008 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008, and for the period from inception (September 20, 2000) through December 31, 2009, These financial statements are the responsibility of Dravco Mining, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from inception (September 20, 2000) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Dravco Mining, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Dravco Mining, Inc. has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, TX
March 1, 2010

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008

Assets

Current Assets
Cash	$14,739	$41,181
Total Assets	$14,739	$41,181

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$3,550	$3,570
Due to a stockholder	23,127	23,127
Total Liabilities	26,677	26,697

Stockholders’ Equity (Deficit)

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	202,270	201,070
Deficit Accumulated During the Exploration Stage	(214,388)	(186,766)

Total Stockholders’ Equity (Deficit)	(11,938)	14,484

Total Liabilities and Stockholders’ Equity (Deficit)	$14,739	$41,181

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses

	Year Ended December 31,	Year Ended December 31,	September 20, 2000 (date of inception) to December 31
	2009	2008	2009

Expenses

Consulting fees	$–	$–	$2,500
Mineral property costs	–	25	8,370
Office and administrative	7,888	8,024	44,975
Professional fees	12,372	29,334	126,578
Transfer agent and filing fees	7,362	3,641	29,146
Travel	–	–	2,819
Total Expenses	27,622	41,024	214,388

Net Loss	$(27,622)	$(41,024)	$214,388

Net Loss Per Common Share- Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Number of Common Shares Outstanding	18,000,000	18,000,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended December 31,2009	Year Ended December 31,2008	September 20, 2000 (date of inception) to December 31, 2009

Operating Activities

Net loss	$(27,622)	$(41,024)	$(214,388)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	1,200	––	2,400

Changes in operating assets and liabilities
Accounts payable	(20)	(885)	3,550

Net Cash Used in Operating Activities	(26,442)	(41,909)	(208,438)

Financing Activities
Due to stockholder	––	––	23,127
Proceeds from sale of Stock	––	––	200,050

Net Cash Provided By Financing Activities	––	––	23,177

Change in Cash	(26,442)	(41,909)	14,739

Cash - Beginning of Period	41,181	83,090	––

Cash- End of Period	$14,739	$41,181	$14,739

Supplemental Disclosures

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from September 20, 2000 (Date of Inception) to December 31, 2009

	Common Shares		Additional Paid-in Capital	Deficit Accumulated during the Exploration
	Number	Par Value	(Discount)	Stage	Total

Balance September 20, 2000 (Date of Inception)	–	$–	$–	$–	$–

Shares issued for cash on September 20, 2000 at $0.000005 per share	10,000,000	100	(50)	–	50

Net loss in 2000	–	–	–	(19,386)	(19,386)

Net loss in 2001	–	–	–	(2,097)	(2,097)

Net loss in 2002	–	–	–	(5,129)	(5,129)

Net loss in 2003	–	–	–	(21,614)	(21,614)

Shares issued for cash on March 10, 2004 at $0.025 per share	8,000,000	80	199,920	–	200,000

Net loss in 2004	–	–	–	(16,562)	(16,562)

Donated rent	–	–	1,200	–	1,200

Net loss in 2005	–	–	–	(25,910)	(25,910)

Net loss in 2006	–	–	–	(28,694)	(28,694)

Net loss in 2007	–	–	–	(26,260)	(26,260)

Balance, December 31, 2007	18,000,000	180	201,070	(145,742)	55,508

Net loss in 2008	–	–	–	(41,024)	(41,024)

Balance, December 31, 2008	18,000,000	180	201,070	(186,766)	14,484

Donated rent	–	–	1,200	–	1,200

Net loss in 2009	–	–	–	(27,622)	(27,622)

Balance, December 31, 2009	18,000,000	$180	$202,270	$(214,388)	$(11,938)

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

1.     Nature of Business and Basis of Financial Statement Presentation

Dravco Mining Inc. (“The Company”) was incorporated in on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is an Exploration Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s business plan is to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company has not determined whether the mining claims contain ore reserves that are economically recoverable.

2.      Going Concern

As at December 31, 2009, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.

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

c)	Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of December 31, 2009, there are no amounts that exceed the federally insured limits.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

3.      Summary of Significant Accounting Policies (continued)

d)     Mineral Property Costs

The Company has been in the exploration stage since its inception on September 20, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC topic 360 “Property, Plant and Equipment” and ASC 205 “Presentation of Financial Statements”, (formerly SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets to be disposed of”) at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

       e)      Long-lived Assets

The Company has adopted the provisions of ASC topic 360, “Property, Plant and Equipment” (formerly SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”).  ASC topic 360 establishes procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at December 31, 2009 and 2008.

f)      Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”). ASC topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

3.      Summary of Significant Accounting Policies (continued)

f)      Fair Value of Financial Instruments (continued)

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

g)     Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a major financial institution in Canada.

        h)     Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transitions may occur in Canadian dollars and management has adopted FASB ASC topic 830 “Foreign Currency Matters”, (formerly SFAS No. 52 “Foreign Currency Translation”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

         i)     Income Taxes

We account for income taxes in accordance with ASC topic 740, “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”).  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

          j)    Earnings Per Share

The Company computes loss per share in accordance with ASC topic 260, “Earnings Per Share” . ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

4.      Mineral Properties

In July 2000, the Company, through its President and director, acquired 100% of the rights, title and interest in ten mining claims located in the Osoyoos Mining Division of the Province of British Columbia, Canada. During the year ended December 31, 2007, only five of the mining claims were renewed with the Ministry of Energy and Mines in British Columbia. In September 2008, the Company’s management decided that it was in the best interest of the Company to forfeit the remaining five mineral claims.

5.      Related Party Transactions

As of December 31, 2009, the President of the Company is owed $23,127 as of December 31, 2009 and 2008 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During 2009, the President has provided office space valued at $1,200 which was recorded as donated capital.

6.    Income Taxes

The significant components of deferred income tax assets and liabilities as at December 31, 2009 and 2008 are as follows:

	December 31, 2009 $	December 31, 2008 $

Net operating losses carried forward	73,095	63,428
Mineral property costs	–	571

	73,095	63,999
Valuation allowance	73,095	(63,999)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $208,845 available to offset taxable income in future years which commence expiring in fiscal 2020. The losses expire as follows:

2020	$19,386
2021	2,097
2022	5,219
2023	21,471
2024	16,562
2025	22,955
2026	26,820
2027	25,605
2028	41,108
2029	27,622

$208,845

.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our current report on Form 8-K filed on April 8, 2009, the Company determined to change its principal independent registered public accounting firm.  Accordingly, on April 7, 2009, the firm of Manning Elliott, LLP, was dismissed as the principal independent registered accounting firm for the Company and the Company engaged a new principal independent registered public accounting firm to review the Company’s interim quarterly reports for 2009 and to audit its financial statements for the fiscal year ended December 31, 2009. The Company’s Board of Directors recommended and approved the decision to change the Company’s principal independent registered public accounting firm.

Manning Elliott’s reports on the Company’s audited financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that its audit report for the fiscal years ended August 31, 2008 and 2007 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In connection with its audit for the fiscal years ended August 31, 2008 and 2007 and during the subsequent interim period through April 7, 2009, the date of the dismissal of Manning Elliott LLP, there were no disagreements with Manning Elliott, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Manning Elliott, LLP, would have caused Manning Elliott, LLP to make reference to the subject matter of the disagreement in connection with its report, nor were there any “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

On April 7, 2009, the Company engaged the firm of MaloneBailey, LLP, as its new principal independent registered accounting firm to review the interim quarterly reports for 2009 and to audit the Company’s financial statements for the fiscal year ended December 31, 2009.  The Company’s Board of Directors recommended and approved the engagement of MaloneBailey, LLP.

Prior to engaging MaloneBailey, LLP, the Company did not consult with MaloneBailey, LLP with respect to the application of accounting principles to a specified completed or contemplated transaction or regarding the type of audit opinion that might be rendered by MaloneBailey, LLP on the Company’s financial statements and MaloneBailey, LLP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

(iii)
The Company does not have standard procedures in place to ensure that the financialstatements agree to the underlying source documents and accounting records, that all ofits transactions are completely reflected in the financial statements.

(iv)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified in August 2009, by our external auditing firm, who were of the opinion that if the internal control over financial reporting design has material weaknesses and is concluded to be ineffective than the disclosure controls and procedures are ineffective as well. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2009 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2009, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2009:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2009 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified in January 2008, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of December 31, 2009 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting.

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control Over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.
We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.
We will engage in a thorough review and restatement of our information technology   control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title
Rodney Lozinski	55	Chief Executive and Chief Financial Officer, President, Secretary/Treasurer, Principal Accounting Officer and sole Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 55 – Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception.  For the last thirty-one years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses.  Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada.  Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada.  Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required to be filed during the 2009 fiscal year were filed on a timely basis in compliance with Section 16(a).

Subsequent to the end of the fiscal year ended December 31, 2009, Rodney Lozinski (sole officer and director and greater than 10% holder) late filed a Form 5.  The Form 5 was filed to disclose the change in the number of common shares held, solely as a result of a forward stock split that occurred in June 2006.  The Form 5 was filed late on January 7, 2010.

Audit Committee and Audit Committee Financial Expert

There is no separately designated standing audit committee as the Company’s Board of Directors acts as the Company’s audit committee.  The Board of Directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, the Company’s common stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company’s Code of Ethics is incorporated by reference.

Nominating Committee

The Company does not currently have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the size and scope of the Company’s business operations and the limited resources of the Company.

                The Company’s stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and the Company within the last three fiscal years.  Any such recommendations should be sent to: Dravco Mining Inc., 1909 Dufferin Avenue, Saskatoon, Saskatchewan, Canada   S7J 1B6, Attn:  President.

There have been no recommended nominees from the Company’s stockholders.  The Company pays no fees to third parties for evaluating or identifying potential nominees.

ITEM 11.                   EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our sole executive officer as of December 31, 2009 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rodney Lozinski	2009	0	0	0	0	0	0	0	0
CEO, CFO, President, Secretary/Treasurer, Principal Accounting Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Employment Agreements

There are no employment agreements with our sole officer and none are being contemplated.  The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named executive officer.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2009.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Rodney Lozinski	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of March 1, 2010, with the computation being based upon 18,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Rodney Lozinski [1]	10,000,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	55.55%

All Officers and Directors as a
Group (1 Person)	10,000,000		55.55%

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

2009	$11,104
2008	$11,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-
2008	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$500
2008	$884

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-
2008	$-

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Dravco Mining Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period from September 20, 2000 (inception) through December 31, 2009

Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period from September 20, 2000 (inception) through December 31, 2009

Statements of Cash Flows for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period from September 20, 2000 (inception) through December 31, 2009

Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2
14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd  day of March, 2010.

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