Form 10-Q
period 2010-03-31
DRAVCO MINING INC
filed 2010-04-28
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of April 26, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	March 31,	December 31,
	2010	2009

Assets

Current Assets
Cash	$3,281	$14,739
Total Assets	3,281	14,739

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$4,004	$3,550
Due to a stockholder	23,127	23,127
Total liabilities	27,131	26,677

Stockholders’ (Deficit)

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	202,570	202,270
Deficit Accumulated During the Exploration Stage	(226,600)	(214,388)

Total Stockholders’ (Deficit)	(23,850)	(11,938)

Total Liabilities and Stockholders’ (Deficit)	$3,281	$14,739

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	September 20, 2000 (date of inception) to March 31, 2010

Expenses

Consulting fees	$–	$–	$2,500
Mineral property costs	–	–	8,370
Office and administrative	1,614	2,096	46,589
Professional fees	6,800	8,614	133,378
Transfer agent and filing fees	3,798	3,185	32,944
Travel	–	–	2,819
Total Expenses	12,212	13,895	226,600

Net Loss	$(12,212)	$(13,895)	$(226,600)

Net Loss Per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	September 20, 2000 (date of inception) to March 31, 2010

Operating Activities

Net loss	$(12,212)	$(13,895)	$(226,600)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	300	300	2,700

Changes in operating assets and liabilities

Accounts payable	454	4,781	4,004

Net Cash Used in Operating Activities	(11,458)	(8,814)	(219,896)

Financing Activities

Due to Stockholder	–	–	23,127
Proceeds from sale of Stock	–	–	200,050

Net Cash Provided By Financing Activities	–	–	3,281

Change in Cash	(11,458)	(8,814)	3,281

Cash - Beginning of Period	14,739	41,181	-

Cash- End of Period	$3,281	$32,367	$3,281

Supplemental Disclosures

Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2010

1.      Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2009, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.      Going Concern

As at March 31, 2010, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.      Related Party Transactions

As of March 31, 2010, the President of the Company is owed $23,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three month period ending March 31, 2010, the President has provided office space to the Company for $300 which was recorded as donated capital.

4.      Subsequent Events

The Company evaluated events up through April 26,  2010 and determined that there are none to disclose.

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

We had cash resources of $3,281 as at March 31, 2010.  We do not believe we have sufficient funds to meet our cash requirements for the next twelve months.  As we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents we will need to raise additional capital. We intend to raise the capital by issuing debt and/or equity securities.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

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

   Any new business opportunities will likely require additional capital. We do not believe we have sufficient funds to meet our cash requirements for the next twelve months.  As we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents we will need to raise additional capital. We intend to raise the capital by issuing debt and/or equity securities.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Results of Activities

From Inception on September 20, 2000 to March 31, 2010 and for the Three months ended March 31, 2010 Compared to March 31, 2009

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

  For the three months ended March 31, 2010 and 2009: We had a net loss of $12,212 for the three months ended March 31, 2010 compared to a net loss of $13,895 for the three months ended March 31, 2009.  The decrease of $1,683 was primarily due to a decrease in professional fees.

            The Company had no revenues for the three month period ended March 31, 2010 and 2009 and does not expect to recognize revenue in the foreseeable future.  Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception is $200,050.  In addition, Mr. Lozinski has advanced a total of $23,127 to us.  The balance of the $23,127 will be repaid once additional funds become available.

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

  As of March 31, 2010 we had $3,281 in total current assets and total current liabilities of $27,131 for a working capital deficit of $23,850.  Total liabilities were comprised of general administrative costs, transfer agent and EDGAR filing fees and the loan payable to Mr. Lozinski.

           We do not believe we have sufficient funds to meet our cash requirements for the next twelve months, as we have yet to commence operations, have not generated any revenues. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

           In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 26th  day of April 2010.

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