Form 10-Q
period 2010-06-30
DRAVCO MINING INC
filed 2010-07-26
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of July 23, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	June 30,	December 31,
	2010	2009

Assets

Current Assets
Cash	$611	$14,739
Total Assets	611	14,739

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$4,433	$3,550
Due to a stockholder	23,127	23,127
Total liabilities	27,560	26,677

Stockholders’ Deficit

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	202,870	202,270
Deficit Accumulated During the Exploration Stage	(229,999)	(214,388)

Total Stockholders’ Deficit	(26,949)	(11,938)

Total Liabilities and Stockholders’ Deficit	$611	$14,739

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,			September 20, 2000 (date of inception) to June 30, 2010
	2010	2009	2010		2009
Expenses

Consulting fees	$–	$–	$–		$–	$2,500
Mineral property costs	–	–	–		–	8,370
Office and administrative	1,185	1,890	2,799		3,985	47,774
Professional fees	1,700	1,958	8,500		10,572	135,078
Transfer agent and filing fees	514	2,444	4,312		5,630	33,458
Travel	–	–	–		–	2,819
Total Expenses	3,399	6,292	15,611		20,187	229,999

Net Loss	$(3,399)	$(6,292)	$(15,611)		$(20,187)	$(229,999)

Net Loss Per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$	$(0.00)

Weighted Average Number of Common Shares Outstanding	18,000,000	18,000,000	18,000,000		18,000,000

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	September 20, 2000 (date of inception) to June 30, 2010

Operating Activities

Net loss	$(15,611)	$(20,187)	$(229,999)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	600	600	3,000

Changes in operating assets and liabilities

Accounts payable	883	(7)	4,433

Net Cash Used in Operating Activities	(14,128)	(19,594)	(222,566)

Financing Activities

Due to Stockholder	–	–	23,127
Proceeds from sale of Stock	–	–	200,050

Net Cash Provided By Financing Activities	–	–	223,177

Change in Cash	(14,128)	(19,594)	611

Cash - Beginning of Period	14,739	41,181	-

Cash- End of Period	$611	$21,587	$611

Supplemental Disclosures

Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
June 30, 2010

1.	Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2009, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.      Going Concern

As at June 30, 2010, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.      Related Party Transactions

As of June 30, 2010, the President of the Company is owed $23,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six month period ending June 30, 2010, the President has provided office space to the Company for $600 which was recorded as donated capital.

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

During the year ended December 31, 2007, we renewed five of the ten mineral claims with the Ministry of Energy and Mines in British Columbia and the claims remained valid until September 23, 2008.  During the year ended December 31, 2008 we continued to hold the property, but at the time of renewal decided that it was in our best interest to forfeit the remaining five mineral claims due to the costs associated with maintaining title to the claims. Due to our failure to commence our exploration work on a timely basis our original geologist was unavailable to do work for us.  Our continued search for a new geologist was not successful and as a result, we have been exploring alternative business opportunities.

We had cash resources of $611 and total liabilities of $27,560 for a working capital deficit of $26,949 as of June 30, 2010.  We do not believe we have sufficient funds to meet our cash requirements for the next twelve months.  As we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents we will need to raise additional capital. We intend to raise the capital by issuing debt and/or equity securities.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

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

Results of Operations

For the six months ended June 30, 2010 compared to June 30, 2009 and for the three months ended June 30, 2010 compared to June 30, 2009

For the three months ended June 30, 2010 and 2009: We had a net loss of $3,399 for the three months ended June 30, 2010 compared to a net loss of $6,292 for the three months ended June 30, 2009.  The decrease of $2,893 was primarily due to a decrease in transfer agent and filing fees.

For the six months ended June 30, 2010 and 2009: We had a net loss of $15,611 for the six months ended June 30, 2010 compared to a net loss of $20,187 for the six months ended June 30, 2009.  The decrease of $4,576 was due to a decrease in professional fees, transfer agent and filing fees and general and administrative expenses.

    The Company had no revenues for the three and six month periods ended June 30, 2010 and 2009 and does not expect to recognize revenue in the foreseeable future.  Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception is $200,050.  In addition, Mr. Lozinski has advanced a total of $23,127 to us.  The balance of the $23,127 will be repaid once additional funds become available.

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

As of June 30, 2010 we had $611 in total current assets and total current liabilities of $27,560 for a working capital deficit of $26,949 compared to $14,739 in total current assets and total current liabilities of
$26,677 for a working capital deficit of $11,938 as of December 31, 2009.  Total liabilities for both periods were comprised of general administrative costs, transfer agent and EDGAR filing fees and the loan payable to Mr. Lozinski.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2009 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 23rd day of  July 2010.

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