Form 10-Q
period 2010-09-30
DRAVCO MINING INC
filed 2010-10-26
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of October 26th, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009

Assets

Current Assets
Cash	$49	$14,739
Total Assets	49	14,739

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$5,881	$3,550
Due to a stockholder	25,127	23,127
Total liabilities	31,008	26,677

Stockholders’ Deficit

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	203,170	202,270
Deficit Accumulated During the Exploration Stage	(234,309)	(214,388)

Total Stockholders’ Deficit	(30,959)	(11,938)

Total Liabilities and Stockholders’ Deficit	$49	$14,739

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 20, 2000 (date of inception) to September 30,
	2010	2009	2010	2009	2010
Expenses

Consulting fees	$–	$–	$–	$–	$2,500
Mineral property costs	–	–	–	–	8,370
Office and administrative	1,775	2,068	4,574	6,054	49,549
Professional fees	1,500	1,800	10,000	12,372	136,578
Transfer agent and filing fees	1,036	1,198	5,347	6,827	34,493
Travel	–	–	–	–	2,819

Total Expenses	4,311	5,066	19,921	25,253	234,309

Net Loss	$(4,311)	$(5,066)	$(19,921)	$(25,253)	$(234,309)

Net Loss Per Common Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	September 20, 2000 (date of inception) to September 30, 2010

Operating Activities

Net loss	$(19,921)	$(25,253)	$(234,309)

Adjustment to reconcile net loss to net cash used
in operating activities:

Donated rent	900	900	3,300

Changes in operating assets and liabilities

Accounts payable	2,331	160	5,881

Net Cash Used in Operating Activities	(16,690)	(24,193)	(225,128)

Financing Activities

Due to Stockholder	2,000	–	25,127
Proceeds from sale of Stock	–	–	200,050

Net Cash Provided By Financing Activities	2,000	–	225,177

Change in Cash	(14,690)	(24,193)	49

Cash - Beginning of Period	14,739	41,181	-

Cash- End of Period	$49	$16,988	$49

Supplemental Disclosures

Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2010

1.         Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2009, as reported in Form 10-K, have been omitted. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.         Going Concern

As at September 30, 2010, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.         Related Party Transactions

As of September 30, 2010, the President of the Company is owed $25,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the nine month period ending September 30, 2010, the President has provided office space to the Company for $900 which was recorded as donated capital.

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

On July 28, 2010, we entered into a Letter of Intent with Solauro Industries Inc. (“Solauro”) whereby we will acquire from Solauro, certain mining projects and properties located in British Columbia, Canada, Newfoundland, Canada and six tailing reclamation projects located in Nevada.

Solauro Industries Inc. is a privately held environmentally friendly "green" focused mining company that explores, acquires and develops mining properties throughout North America. Solauro's business model focuses on the acquisition and development of lucrative ore tailings reclamation projects as well as early and advanced staged exploration projects. Solauro places emphasis on green mining practices wherever possible such as lined ponds, non-toxic chemical separation, recycled water systems, resource efficiency, and limited waste to minimize environmental damage.

The Letter of Intent will expire on October 31, 2010 unless otherwise mutually agreed to in writing by both parties.  There are no assurances that all the conditions of the Letter of Intent can be satisfied or that all subjects will be removed such that the transaction as contemplated can be completed and closed.

As of September 30, 2010 we had cash resources of $49 and total liabilities of $31,008 for a working capital deficit of $30,959.  The Letter of Intent that we entered into with Solauro Industries Inc., on July 28, 2010 requires that we complete a financing of not less than $1,500,000 nor more than $2,000,000.  Should we complete the terms of the Letter of Intent, we will have sufficient funds to initiate operations on the acquired mining projects and working capital for at least twelve months.

Plan of Operations

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist was no longer available to do work for us.  Our search for a new geologist was not successful and as a result, we decided to explore alternative business opportunities.

On July 28, 2010, we (the “Company”) entered into a Letter of Intent with Solauro Industries Inc. (“Solauro”) whereby we will acquire from Solauro, certain mining projects and properties located in British Columbia, Canada, Newfoundland, Canada and six tailing reclamation projects located in Nevada under the following terms and conditions:

1.      The Company completing a 2.5 times forward split of its capital stock.

2.      The Company completing a private placement of not less than $1,500,000 nor more than $2,000,000 at a price not less than $0.25 per share.

3.      Solauro completing a bridge financing of not less than $250,000 nor more than $500,000 at a price being a 20% discount to the shares being offered in the private placement.  The amount of funding required to be completed prior to the closing of the acquisition will be not less than $2,000,000 in any combination of the private placement and the bridge financings.

4.      The Company’s current President, CEO and Director will resign and will tender his current holdings of 25,000,000 post-split shares of common stock for cancellation and will appoint Dion Tulk, Solauro’s current President and CEO as the Company’s new president, CEO and Director.

5.      The issuance of 20,000,000 post-split restricted shares of common stock to the holders of the mining properties as further described in the LOI.

The Letter of Intent will expire on October 31, 2010 unless otherwise mutually agreed to in writing by both parties.

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

If additional capital is required we will raise funds by issuing debt and/or equity securities. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the nine months ended September 30, 2010 compared to September 30, 2009 and for the three months ended September 30, 2010 compared to September 30, 2009

For the three months ended September 30, 2010 and 2009: We had a net loss of $4,311 for the three months ended September 30, 2010 compared to a net loss of $5,066 for the three months ended September 30, 2009.  The decrease of $755 was attributable to the decrease in our operating expenses.

For the nine months ended September 30, 2010 and 2009: We had a net loss of $19,921 for the nine months ended September 30, 2010 compared to a net loss of $25,253 for the nine months ended September 30, 2009.  The decrease of $5,332 was primarily due to a decrease in professional fees, due to a change in auditors during the nine months ended September 30, 2009.

The Company had no revenues for the three and nine month periods ended September 30, 2010 and 2009 and does not expect to recognize revenue in the foreseeable future.  Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception is $200,050.  In addition, Mr. Lozinski has advanced a total of $25,127 to us.  The balance of the $25,127 will be repaid once additional funds become available.

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

Since our inception, Mr. Lozinski, has advanced the total sum of $45,127 to us to pay for the initial start up costs, $20,000 of this amount has been repaid by the Company. The outstanding amount of $25,127 does not bear interest and is not due on a specific date. There are no documents reflecting the loan and Mr. Lozinski has indicated that he will accept repayment from us when money is available.

As of September 30, 2010 we had $49 in total current assets and total current liabilities of $31,008 for a working capital deficit of $30,959 compared to $14,739 in total current assets and total current liabilities of $26,677 for a working capital deficit of $11,938 as of December 31, 2009.  Total liabilities for both periods were comprised of general administrative costs, transfer agent and EDGAR filing fees and the loan payable to Mr. Lozinski.

The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. During the period we entered into a Letter of Intent with Solauro Industries Inc. (“Solauro”) whereby we will acquire from Solauro, certain mining projects and properties located in British Columbia, Canada, Newfoundland, Canada and six tailing reclamation projects located in Nevada. The Letter of Intent that we entered into with Solauro Industries Inc. requires that we complete a financing of not less than $1,500,000 nor more than $2,000,000.  Should we complete the terms of the Letter of Intent, we will have sufficient funds to initiate operations on the acquired mining projects and working capital for at least twelve months.

There can be no assurance that all the conditions of the Letter of Intent can be satisfied or that all subjects will be removed such that the transaction as contemplated can be completed and closed.  If the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 26th day of October 2010.

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