Form 10-K
DRAVCO MINING INC
filed 2011-02-07
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0474904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 404- #101-1865 Dilworth Drive
Kelwona, British Columbia
Canada V1Y 9T1
 (Address of principal executive offices, including zip code.)

1-888-437-5268
(Registrant's telephone number, including area code)

1909 Dufferin Avenue, Saskatoon, Saskatchewan  Canada   S7J 1B6
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ X ] Yes   [   ] No

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of most recently completed second fiscal quarter, computed at the par value of the stock of $0.00001 was $ 80, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.

On February 3, 2011, the Registrant had 18,000,000 outstanding common shares of voting common stock.

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

PART I

ITEM 1.                      BUSINESS

We were incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002, we changed our name to Dravco Mining Inc.    We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is Unit 404- #101-1865 Dilworth Drive, Kelowna, British Columbia, Canada V1Y 9T1. Our telephone number is 1-888-437-5268.

We are a development stage corporation. A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.  We have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion.  This is because we have not generated any revenues from our business operations and we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. Accordingly, we will need to raise cash from sources other than internal revenues.

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

On July 28, 2010, we entered into a Letter of Intent with Solauro Industries Inc. (“Solauro”) whereby we would acquire from Solauro, certain mining projects and properties located in British Columbia, Canada, Newfoundland, Canada and six tailing reclamation projects located in Nevada.

The Letter of Intent expired on October 31, 2010 and no further negotiations between the parties are ongoing and none are expected to take place.

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

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

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

We own no real property. We currently maintain limited office space located at Unit 404-#101-1865 Dilworth Drive, Kelowna, British Columbia, Canada V1Y 9T1.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is quoted on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Bulletin Board (OTCBB) under the name “Dravco Mining Inc.” and under the symbol “DVCO”. Our common stock par value is $0.00001 per share.

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

Fiscal Year	High Bid	Low Bid
2010
Fourth Quarter 10-1-10 to 12-31-10	N/A	N/A
Third Quarter 7-1-10 to 9-30-10	0.71	0.57
Second Quarter 4-1-10 to 6-30-10	0.1	0.065
First Quarter 1-1-10 to 3-31-10	N/A	N/A

Fiscal Year	High Bid	Low Bid
2009
Fourth Quarter 10-1-09 to 12-31-09	$0.08	$0.07
Third Quarter 7-1-09 to 9-30-09	$0.05	$0.05
Second Quarter 4-1-09 to 6-30-09	$0.05	$0.05
First Quarter 1-1-09 to 3-31-09	$0.07	$0.07

Shareholders

As at February 3, 2011 the Company had 33 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

        We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Plan of Operation

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us.  Our search for a new geologist was not successful.  We continued to hold the property until September 2008, but at the time of renewal decided that it was in our best interest to forfeit the mineral claims due to the costs associated with maintaining title to the claims.  During the fiscal years ended December 31, 2010 and 2009, we have been directing our resources into exploring alternative business opportunities.

On July 28, 2010, we entered into a Letter of Intent with Solauro Industries Inc. (“Solauro”) whereby we would acquire from Solauro, certain mining projects and properties located in British Columbia, Canada, Newfoundland, Canada and six tailing reclamation projects located in Nevada.

The Letter of Intent expired on October 31, 2010 and no further negotiations between the parties are ongoing and none are expected to take place.

Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Activities

For the Years Ended December 31, 2010 and 2009

We had a net loss of $23,088 for the year ended December 31, 2010 compared to a net loss of $27,622 for the year ended December 31, 2009.  The change is explained below.

Operating Expenses:  Operating expenses were $23,088 and $27,622 for the years ended December 31, 2010 and 2009, respectively.  In fiscal 2010, operating expenses decreased by $4,534 due to a decrease in monthly accounting and administrative charges in 2010, a decrease in audit fees; as the Company switched auditing firms in April 2009 and a decrease in transfer agent and filing fees, as compared to additional fees paid in 2009 for filing the Company’s amended Form 10-K for the year ended December 31, 2008.

For the fiscal years of 2010 and 2009 much of the Company’s resources were directed at locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

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

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $18,806, comprised solely of cash.  Our liabilities were $52,632, resulting in a working capital deficit of $33,826, compared to $14,739 in total assets and total liabilities of $26,677 for the year ended December 31, 2009.

Total liabilities for the year ended December 31, 2010 were comprised of accounts payable items for accounting and administrative fees, general office expenses, transfer agent fees and the loan payable to our President; Rodney Lozinski.; while total liabilities for the year ended December 31, 2009 consisted of accounts payable items for accounting and administrative fees, transfer agent fees and the loan payable to Mr. Lozinski.

We incurred a loss of $23,088 for the year ended December 31, 2010 and we have incurred an aggregate deficit since inception of $237,476.

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2010 was $200,050.  In addition, Mr. Lozinski has advanced a total of $45,892 to us as of December 31, 2010 (2009 - $23,127).  The balance of the $45,892 will be repaid once additional funds become available.

As at December 31, 2010 we had $18,806 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

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

The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our accounting policies are described in the notes to the financial statements included in this Annual Report on Form 10-K.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Off-Balance Sheet Arrangements

      As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements and Schedules

Dravco Mining Inc.
(A Development Stage Company)

 Index

Report of Independent Registered Public Accounting Firm F–1

Balance Sheets F–2

Statements of Expenses F–3

Statements of Cash Flows F–4

Statements of Stockholders’ (Deficit) F–5

Notes to the Financial Statements F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors
Dravco Mining, Inc.
(An Development Stage Company)
Kelowna, British Columbia, Canada

We have audited the accompanying balance sheets of Dravco Mining, Inc. (an development stage company) as of December 31, 2010 and 2009 and the related statements of expenses, stockholders' deficit, and cash flows for the years then ended and for the period from inception (September 20, 2000) through December 31, 2010.  These financial statements are the responsibility of Dravco Mining, Inc.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from inception (September 20, 2000) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, TX

February 3, 2011

Dravco Mining Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009

Assets

Current Assets
Cash	$18,806	$14,739
Total Assets	$18,806	$14,739

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$6,740	$3,550
Due to a stockholder	45,892	23,127
Total Liabilities	52,632	26,677

Stockholders’ (Deficit)

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	203,470	202,270
Deficit Accumulated During the Development Stage	(237,476)	(214,388)

Total Stockholders’ (Deficit)	(33,826)	(11,938)

Total Liabilities and Stockholders’ (Deficit)	$18,806	$14,739

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Expenses

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period From September 20, 2000 (date of inception) to December 31, 2010

Expenses

Consulting fees	$–	$–	$2,500
Mineral property costs	–	–	8,370
Office and administrative	5,704	7,888	50,679
Professional fees	11,500	12,372	138,078
Transfer agent and filing fees	5,884	7,362	35,030
Travel	–	–	2,819
Total Expenses	23,088	27,622	237,476

Net Loss	$(23,088)	$(27,622)	$(237,476)

Net Loss Per Common Share- Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Number of Common Shares Outstanding	18,000,000	18,000,000	N/A

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period From September 20, 2000 (date of inception) to December 31, 2010

Operating Activities

Net loss	$(23,088)	$(27,622)	$(237,476)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated rent	1,200	1,200	3,600

Changes in operating assets and liabilities
Accounts payable	3,190	(20)	6,740

Net Cash Used in Operating Activities	(18,698)	(26,442)	(227,136)

Financing Activities
Due to stockholder	22,765	––	45,892
Proceeds from sale of stock	––	––	200,050

Net Cash Provided By Financing Activities	22,765	––	245,942

Change in Cash	4,067	(26,442)	18,806

Cash - Beginning of Period	14,739	41,181	––

Cash- End of Period	$18,806	$14,739	$18,806

Supplemental Disclosures

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Stockholders’ (Deficit)
For the period from September 20, 2000 (Date of Inception) to December 31, 2010

	Common Shares		Additional Paid-in Capital	Deficit Accumulated during the Development
	Number	Par Value	(Discount)	Stage	Total

Balance September 20, 2000 (Date of Inception)	–	$–	$–	$–	$–

Shares issued for cash on September 20, 2000 at $0.000005 per share	10,000,000	100	(50)	–	50

Net loss in 2000	–	–	–	(19,386)	(19,386)

Net loss in 2001	–	–	–	(2,097)	(2,097)

Net loss in 2002	–	–	–	(5,129)	(5,129)

Net loss in 2003	–	–	–	(21,614)	(21,614)

Shares issued for cash on March 10, 2004 at $0.025 per share	8,000,000	80	199,920	–	200,000

Net loss in 2004	–	–	–	(16,562)	(16,562)

Donated rent	–	–	1,200	–	1,200

Net loss in 2005	–	–	–	(25,910)	(25,910)

Net loss in 2006	–	–	–	(28,694)	(28,694)

Net loss in 2007	–	–	–	(26,260)	(26,260)

Balance, December 31, 2007	18,000,000	180	201,070	(145,742)	55,508

Net loss in 2008	–	–	–	(41,024)	(41,024)

Balance, December 31, 2008	18,000,000	180	201,070	(186,766)	14,484

Donated rent	–	–	1,200	–	1,200

Net loss in 2009	–	–	–	(27,622)	(27,622)

Balance, December 31, 2009	18,000,000	180	202,270	(214,388)	(11,938)

Donated Rent	–	–	1,200	–	1,200

Net loss in 2010	–	–	–	(23,088)	(23,088)

Balance, December 31, 2010	18,000,000	$180	$203,470	$(237,476)	$(33,826)

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Dollars)

1.	Nature of Business and Basis of Financial Statement Presentation

Dravco Mining Inc. (“The Company”) was incorporated in the state of Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to December 2008 was to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company is now seeking alternative business opportunities and is furthering its business plan.

2.      Going Concern

As at December 31, 2010, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of December 31, 2010, there are no amounts that exceed the federally insured limits.

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Dollars)

3.      Summary of Significant Accounting Policies (continued)

d)	Long-lived Assets

ASC topic 360, “Property, Plant and Equipment” establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  There are no long-lived assets at December 31, 2010 and 2009.

e)  Fair Value of Financial Instruments

ASC topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company’s financial instruments consist of cash, payables, and notes payable.  The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

f)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a major financial institution in Canada.

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transitions may occur in Canadian dollars and management has adopted FASB ASC topic 830 “Foreign Currency Matters”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Dollars)

3.      Summary of Significant Accounting Policies (continued)

h)	Income Taxes

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

i)	Earnings Per Share

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

4.      Related Party Transactions

As of December 31, 2010, the President of the Company is owed $45,892 as of December 31, 2010 and $23,127 as at December 31, 2009 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.  During 2010, the President has provided office space valued at $1,200 which was recorded as donated capital.

5. Income Taxes

Deferred income tax assets and liabilities as at December 31, 2010 and 2009 are as follows:

	2010	2009

Net operating losses carried forward	$33,244	$25,583
Valuation allowance	($33,244)	(25,583)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $94,983 available to offset taxable income in future years which expire in fiscal years ended 2020 through 2030.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the fiscal years ended December 31, 2010 and 2009, included in this report have been audited by MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, TX 77042 as set forth in their report included herein. There have been no disagreements with MaloneBailey, LLP, on accounting and financial disclosures.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2010:

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

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2010 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified in January 2008, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2010 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Title
Rodney Lozinski	56	Chief Executive and Chief Financial Officer, President, Secretary/Treasurer, Principal Accounting Officer and sole Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 56 – Rodney L. Lozinski has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception.  For the last thirty-one years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses.  Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada.  Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada.  Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required to be filed during the 2010 fiscal year were filed on a timely basis in compliance with Section 16(a).

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

The Company’s stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and the Company within the last three fiscal years.  Any such recommendations should be sent to: Dravco Mining Inc., Unit 404- #101- 1865 Dilworth Drive, Kelowna, British Columbia, Canada   V1Y 9T1, Attn:  President.

There have been no recommended nominees from the Company’s stockholders.  The Company pays no fees to third parties for evaluating or identifying potential nominees.

ITEM 11.                    EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our sole executive officer as of December 31, 2010 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rodney Lozinski	2010	0	0	0	0	0	0	0	0
CEO, CFO, President, Secretary/Treasurer,	2009	0	0	0	0	0	0	0	0
Principal Accounting Officer	2008	0	0	0	0	0	0	0	0

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

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2010.

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 3, 2011, with the computation being based upon 18,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class

Rodney Lozinski [1]	10,000,000	President, Principal Executive Officer,	55.55%
		Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director

All Officers and Directors as a
Group (1 Person)	10,000,000		55.55%

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

2010	$11,200
2009	$11,104

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-
2009	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$500
2009	$500

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-
2009	$-

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

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the year ended December 31, 2010, for the year ended December 31, 2009 and for the period from September 20, 2000 (inception) through December 31, 2010

Statements of Stockholders’ (Deficit) for the year ended December 31, 2010, for the year ended December 31, 2009 and for the period from September 20, 2000 (inception) through December 31, 2010

Statements of Cash Flows for the year ended December 31, 2010, for the year ended December 31, 2009 and for the period from September 20, 2000 (inception) through December 31, 2010

Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd day of February, 2011.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

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