Form 10-Q
period 2011-03-31
DRAVCO MINING INC
filed 2011-04-29
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Unit 404-#101- 1865 Dilworth Drive
Kelowna, British Columbia
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of April 29, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$705	$18,806
Total Assets	705	18,806

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,703	$6,740
Due to a stockholder	34,127	45,892
Total liabilities	44,830	52,632

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
100,000,000 shares authorized, with a $0.00001 par value,
18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	203,770	203,470
Deficit Accumulated During the Development Stage	(248,075)	(237,476)

Total Stockholders’ (Deficit)	(44,125)	(33,826)

Total Liabilities and Stockholders’ (Deficit)	$705	$18,806

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Expenses (Unaudited)

	Three Months		For the Period From
	Ended		September 20, 2000
	March 31,		(date of inception)
	2011	2010	to March 31, 2011

EXPENSES

Consulting fees	$–	$–	$2,500
Mineral property costs	–	–	8,370
Office and administrative	1,226	1,614	51,905
Professional fees	5,500	6,800	143,578
Transfer agent and filing fees	3,873	3,798	38,903
Travel	–	–	2,819
Total Expenses	10,599	12,212	248,075

NET LOSS	$(10,599)	$(12,212)	$(248,075)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months	Three Months	For the Period From
	Ended	Ended	September 20, 2000
	March 31,	March 31,	(date of inception)
	2011	2010	to March 31, 2011

OPERATING ACTIVITIES
Net loss	$(10,599)	$(12,212)	$(248,075)

Adjustment to reconcile net loss to net cash
used in operating activities:
Donated rent	300	300	3,900

Changes in operating assets and liabilities:
Accounts payable	3,963	454	10,703
Net Cash Used in Operating Activities	(6,336)	(11,458)	(233,472)

FINANCING ACTIVITIES
Due to stockholder	(11,765)	-	34,127
Proceeds from sale of stock	-	-	200,050
Net Cash Provided By Financing Activities	(11,765)	-	234,177

CHANGE IN CASH	(18,101)	(11,458)	705

Cash-Beginning of Period	18,806	14,739	-
Cash-End of Period	$705	$3,281	$705

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc. (A Development Stage Company) Notes to the Unaudited Financial Statements March 31, 2011

1.          Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2010, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.          Going Concern

As of March 31, 2011, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.          Related Party Transactions

As of March 31, 2011, the President of the Company is owed $34,127 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three month period ending March 31, 2011, the President has provided office space to the Company for $300 which was recorded as donated capital.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

We are a development stage corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion.  This is because we have not generated any revenues from our business operations and we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. Accordingly, we will need to raise cash from sources other than internal revenues.

Our original plan of operation was to prospect for gold in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.  Due to our failure to commence our exploration work on a timely basis our original geologist was unavailable to do work for us.  Our continued search for a new geologist was not successful. We continued to hold the property until September 2008, but at the time of renewal decided that it was in our best interest to forfeit the mineral claims due to the costs associated with maintaining title to the claims.  As a result, we have been exploring alternative business opportunities.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Dravco Mining Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of new business opportunities.  Furthermore, we may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

    We cannot guarantee we will be successful in our business operations. Any new business opportunities will likely require additional capital.  As of March 31, 2011 we had cash resources of $705 and total liabilities of $44,830 for a working capital deficit of $44,125.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing. The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. At the present date, we have not made any plans to raise additional capital and there is no assurance that we will be able to raise additional capital in the future. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Plan of Operations

    Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist was no longer available to do work for us.  Our search for a new geologist was not successful and as a result, we decided to explore alternative business opportunities.

    Our plan of operation of for the next three months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

For the three months ended March 31, 2011 compared to March 31, 2010

    We had a net loss of $10,599 for the period ended March 31, 2011 compared to a net loss of $12,212 for the same period ended March 31, 2010.  The change is explained below.

    Operating Expenses: Operating expenses were $10,599 and $12,212 for the three month periods ended March 31, 2011 and 2010, respectively.  In the three months ended March 31, 2011, as compared to the same period in 2010, operating expenses decreased by $1,613. The decrease was attributable to a decrease in monthly accounting and administrative charges in 2011 over the same period in 2010, as well as a minor decrease in general office expenses as compared to the 2010 period.

    During the period ended March 31, 2011, much of the Company’s resources were directed at maintaining the Company in good standing and locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

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

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $705, comprised solely of cash.  Our liabilities were $44,830, resulting in a working capital deficit of $44,125, compared to $18,806 in total assets and total liabilities of $52,632 for the year ended December 31, 2010.

Total liabilities for the period ended March 31, 2011 were comprised of accounts payable items for accounting and administrative fees, transfer agent fees and the loan payable to our President; Rodney Lozinski; while total liabilities for the year ended December 31, 2010 consisted of accounts payable items for accounting and administrative fees, general office expenses, transfer agent fees and the loan payable to Mr. Lozinski.

    We incurred a loss of $10,599 for the three months ended March 31, 2011 and we have incurred an aggregate deficit since inception of $248,075.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

    Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2011 was $200,050.  To date, our President has advanced a total of $34,127 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

    We do not believe we have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

Going Concern Uncertainties

    As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.    The financial statements included in this quarterly report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

    Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Off Balance Sheet Arrangements

    We have no off balance sheet arrangements.

Critical Accounting Policies

    There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2010 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.               CONTROLS AND PROCEDURES.

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

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the company’s sole officer may not be able to identify errors andirregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)
As the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board. Currently the Board of Directors acts in the capacity of the Audit Committee.

(iii)
The Company does not have standard procedures in place to ensure that the financial statementsagree to the underlying source documents and accounting records, that all of its transactions arecompletely reflected in the financial statements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.               (REMOVED AND RESERVED).

ITEM 5.               OTHER INFORMATION.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 29th day of April 2011.

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