Form 10-Q
period 2011-06-30
DRAVCO MINING INC
filed 2011-08-11
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of August 8, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$553	$18,806
Total Assets	553	18,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$11,668	$6,740
Due to a stockholder	35,627	45,892
Total liabilities	47,295	52,632

STOCKHOLDERS’ DEFICIT

Common Stock
100,000,000 shares authorized, with a $0.00001 par value, 18,000,000 shares issued and outstanding	180	180
Additional Paid-in capital	204,070	203,470
Deficit accumulated during the development stage	(250,992)	(237,476)

Total Stockholders’ Deficit	(46,742)	(33,826)

Total Liabilities and Stockholders’ Deficit	$553	$18,806

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From September 20, 2000 (inception)
	2011	2010	2011	2010	to June 30, 2011

EXPENSES

Consulting fees	$–	$–	$–	$–	$2,500
Mineral property costs	–	–	–	–	8,370
Office and administrative	1,087	1,185	2,313	2,799	52,992
Professional fees	1,500	1,700	7,000	8,500	145,078
Transfer agent and filing fees	330	514	4,203	4,312	39,233
Travel	–	–	–	–	2,819

Total Expenses	2,917	3,399	13,516	15,611	250,992

NET LOSS	$(2,917)	$(3,399)	$(13,516)	$(15,611)	$(250,992)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,	For the Period From September 20, 2000 (inception)
	2011	2010	to June 30, 2011

OPERATING ACTIVITIES
Net loss	$(13,516)	$(15,611)	$(250,992)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	600	600	4,200

Changes in operating assets and liabilities:
Accounts payable	4,928	883	11,668
Net Cash Used in Operating Activities	(7,988)	(14,128)	(235,124)

FINANCING ACTIVITIES
Due to stockholder	(10,265)	-	35,627
Proceeds from sale of stock	-	-	200,050
Net Cash Provided by (used in) Financing Activities	(10,265)	-	235,677

CHANGE IN CASH	(18,253)	(14,128)	553

Cash-Beginning of Period	18,806	14,739	-
Cash-End of Period	$553	$611	$553

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Dravco Mining Inc. (A Development Stage Company) Notes to the Unaudited Financial Statements June 30, 2011

1.     Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2010, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.     Going Concern

As of June 30, 2011, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.     Related Party Transactions

As of June 30, 2011, the President of the Company is owed $35,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six month period ending June 30, 2011, the President has provided office space to the Company for $600 which was recorded as donated capital.

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

We cannot guarantee we will be successful in our business operations. Any new business opportunities will likely require additional capital.  As of June 30, 2011 we had cash resources of $553 and total liabilities of $47,295 for a working capital deficit of $46,742.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.

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

Results of Operations

For the six months ended June 30, 2011 compared to June 30, 2010 and for the three months ended June 30, 2011 compared to June 30, 2010

For the six months ended June 30, 2011 and 2010: We had a net loss of $13,516 for the six months ended June 30, 2011 compared to a net loss of $15,611 for the six month period ended June 30, 2010.  Operating expenses were $13,516 and $15,611 for the periods ended June 30, 2011 and 2010, respectively.  In the six months ended June 30, 2011, operating expenses decreased by $2,095.  The decrease was attributable to a decrease in audit fees in 2011 over the same period in 2010, as well as a minor decrease in general office expenses as compared to the 2010 period.

For the three months ended June 30, 2011 and 2010: We had a net loss of $2,917 for the three months ended June 30, 2011 compared to a net loss of $3,399 for the period ended June 30, 2010.  Operating expenses were $2,917 and $3,399 for the three month periods ended June 30, 2011 and 2010, respectively.  In the three months ended June 30, 2011, operating expenses decreased by $482 as result of an overall decrease in operating expenses.

During the period ended June 30, 2011, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

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

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $553, comprised solely of cash.  Our liabilities were $47,295, resulting in a working capital deficit of $46,742, compared to $18,806 in total assets and total liabilities of $52,632 for the year ended December 31, 2010.

Total liabilities for the period ended June 30, 2011 were comprised of accounts payable items for accounting and administrative fees, transfer agent fees and the loan payable to our President; Rodney Lozinski; while total liabilities for the year ended December 31, 2010 consisted of accounts payable items for accounting and administrative fees, general office expenses, transfer agent fees and the loan payable to Mr. Lozinski.

We incurred a loss of $13,516 for the six months ended June 30, 2011 and we have incurred an aggregate deficit since inception of $250,992.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2011 was $200,050.  To date, our President has advanced a total of $35,627 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 8th day of August 2011.

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