Form 10-Q
period 2011-09-30
DRAVCO MINING INC
filed 2011-11-03
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of November 2, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

Dravco Mining Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$1,049	$18,806
Prepaid expenses	5,000	-
Total Assets	6,049	18,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$10,088	$6,740
Due to a stockholder	35,627	45,892
Convertible notes payable	15,000	-
Total liabilities	60,715	52,632

STOCKHOLDERS’ DEFICIT

Common Stock 100,000,000 shares authorized, with a $0.00001 par value, 18,000,000 shares issued and outstanding	180	180
Additional Paid-in Capital	204,370	203,470

Deficit accumulated during the development stage	(259,216)	(237,476)

Total Stockholders’ Deficit	(54,666)	(33,826)

Total Liabilities and Stockholders’ Deficit	$6,049	$18,806

The accompanying notes are an integral part of these unaudited financial statements.

Dravco Mining Inc.
(A Development Stage Company)
Statements of Expenses (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From September 20, 2000 (inception)
	2011	2010	2011	2010	to September 30, 2011

EXPENSES

Consulting fees	$–	$–	$–	$–	$2,500
Mineral property costs	–	–	–	–	8,370
Office and administrative	1,464	1,775	3,777	4,574	54,456
Professional fees	1,500	1,500	8,500	10,000	146,578
Transfer agent and filing fees	1,725	1,036	5,928	5,347	40,958
Travel	3,535	–	3,535	–	6,354

Total Expenses	8,224	4,311	21,740	19,921	259,216

NET LOSS	$(8,224)	$(4,311)	$(21,740)	$(19,921)	$(259,216)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Dravco Mining Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	For the Period From September 20, 2000 (inception)
	2011	2010	to September 30, 2011

OPERATING ACTIVITIES
Net loss	$(21,740)	$(19,921)	$(259,216)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	900	900	4,500
Prepaid expenses	(5,000)	-	(5,000)

Changes in operating assets and liabilities:
Accounts payable	3,348	2,331	10,088
Net Cash Used in Operating Activities	(22,492)	(16,690)	(249,628)

FINANCING ACTIVITIES
Proceeds from stockholder note	8,000	2,000	53,892
Payments on stockholder debt	(18,265)		(18,265)
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	15,000	-	15,000
Net Cash Provided by Financing Activities	4,735	2,000	250,677

CHANGE IN CASH	(17,757)	(14,690)	1,049

Cash-Beginning of Period	18,806	14,739	-
Cash-End of Period	$1,049	$49	$1,049

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dravco Mining Inc. (A Development Stage Company) Notes to the Unaudited Financial Statements September 30, 2011

1.      Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (“Dravco” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2010, as reported in Form 10-K, have been omitted. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.      Going Concern

As of September 30, 2011, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.      Related Party Transactions

As of September 30, 2011, the President of the Company is owed $35,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six month period ending September 30, 2011, the President has provided office space to the Company for $900 which was recorded as donated capital.

4.      Notes Payable

	September 30, 2011	December 31, 2010

The Company issued an aggregate of $15,000 of convertible debentures during the nine month period ended September 30, 2011; August 31, 2010 ($0)	$15,000	$-

Total	$15,000	$-

Dravco Mining Inc. (A Development Stage Company) Notes to the Unaudited Financial Statements September 30, 2011

4.      Notes Payable (continued)

On August 18, 2011, the Company entered into agreements with three non-related parties whereby the non-related parties each advanced to the Company $5,000 for a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bear an interest rate of 10% per annum which shall be calculated on the unpaid balance on the maturity date of August 18, 2012.  At the holder’s discretion, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share. The convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act , and comparable exemptions for sales to “accredited” investors under state securities laws.

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

As used in this quarterly report the terms “we”, “us”, “our”, and the “Company” means Dravco Mining Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002 the Company changed its name to Dravco Mining Inc.  We maintain our statutory registered agent’s office at 101 Convention Center Dr., Suite 700, Las Vegas, NV 89109 and our corporate office is located at Unit 404-#101- 1865 Dilworth Drive, Kelowna, British Columbia, Canada V1Y 9T1.  To date, our only activities have been directed at raising our initial capital and developing our business plan.

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

We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no employees and own no property.  We have no monthly rent but expense a monthly fee of $300 towards donated rent.  Rodney Lozinski, our president, chief financial officer and sole director, provides us his office in which we conduct business on our behalf.  Mr. Lozinski does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.  We have no assets other than $1,049 in cash and $5,000 in prepaid expenses and no operations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Dravco Mining Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of new business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited capital resources and there is no assurance that future financing will be available to our Company on acceptable terms. If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $6,049, comprised of cash and prepaid expenses.  Our liabilities were $60,715, resulting in a working capital deficit of $54,666, compared to $18,806 in total assets and total liabilities of $52,632 for the year ended December 31, 2010.  Total liabilities for the period ended September 30, 2011 were comprised of accounts payable items for accounting and administrative fees, transfer agent fees, the loan payable to our President; Rodney Lozinski and notes payable in convertible debentures of $15,000; while total liabilities for the year ended December 31, 2010 consisted of accounts payable items for accounting and administrative fees, general office expenses, transfer agent fees and the loan payable to Mr. Lozinski.  Net cash provided by financing activities was $4,735 and $22,765 for the periods ended September 30, 2011 and December 31, 2010 respectively.

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 for a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bear an interest rate of 10% per annum which shall be calculated on the unpaid balance on the maturity date of August 18, 2012.  At the holder’s discretion, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million US dollars less a discount of 20% per share. The convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

We incurred a loss of $21,740 for the nine months ended September 30, 2011 and we have incurred an aggregate deficit since inception of $259,216.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2011 was $200,050.  To date, our President has advanced a total of $35,627 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Plan of Operations

We are a development stage corporation and have not yet realized any revenues from our business operations.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of business acquisition and furthering its business plan.

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

Results of Operations

For the nine months ended September 30, 2011 compared to September 30, 2010 and for the three months ended September 30, 2011 compared to September 30, 2010

For the nine months ended September 30, 2011 and 2010: We had a net loss of $21,740 for the nine months ended September 30, 2011 compared to a net loss of $19,921 for the nine month period ended September 30, 2010.  Operating expenses were $21,740 and $19,921 for the periods ended September 30, 2011 and 2010, respectively.  In the nine months ended September 30, 2011, operating expenses increased by $1,819.  The increase was mainly due to travel expenses incurred during the period in connection with the due diligence investigation of a potential merger candidate.  Subsequent to the end of the period, the Company deemed  the prospect to be unsuitable and abandoned any further evaluation.

For the three months ended September 30, 2011 and 2010: We had a net loss of $8,224 for the three months ended September 30, 2011 compared to a net loss of $4,311 for the period ended September 30, 2010.  Operating expenses were $8,224 and $4,311 for the three month periods ended September 30, 2011 and 2010, respectively.  In the three months ended September 30, 2011, operating expenses increased by $3,913 as result of travel expenses associated with the due diligence investigation of a potential merger candidate. Subsequent to the end of the period, the Company deemed the prospect to be unsuitable and abandoned any further evaluation.

During the period ended September 30, 2011, much of the Company’s resources were directed at securing financing to maintain the Company in good standing and identifying new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

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

Going Concern Uncertainties

As of the date of this quarterly report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.    The financial statements included in this quarterly report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Because we have a working capital deficit, have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off Balance Sheet Arrangements

At September 30, 2011 we have no off balance sheet arrangements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 2nd day of November 2011.

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