Form 10-K
period 2011-12-31
DRAVCO MINING INC
filed 2012-02-17
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.00001 was $80, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.

On February 17, 2012, the Registrant had 18,000,000 outstanding common shares of voting common stock.

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

We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no revenue and have accumulated losses since inception of $263,380.  We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

We have no employees and own no property.  We have no monthly rent but expense a monthly fee of $300 towards donated rent.  Rodney Lozinski, our president, chief financial officer and sole director, provides us his office in which we conduct business on our behalf.  Mr. Lozinski does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.  We have no assets other than $828 in cash and $5,000 in prepaid expenses and no operations.

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

Benefits of a Merger or Acquisition With Us

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

We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a definitive binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

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

Specifically, we intend to conduct our activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 (“Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933, as amended (the “Act”). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

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

We own no real property. We currently maintain limited office space located at Unit 404-#101-1865 Dilworth Drive, Kelowna, British Columbia, Canada V1Y 9T1.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Mr. Lozinski, our president, chief financial officer and director, provides us with office space in which we conduct business on our behalf.  Mr. Lozinski does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is presently traded on the Over-the-Counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”).  The OTCBB symbol for our common stock is “DVCO”.   Our common stock par value is $0.00001 per share.

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

Fiscal Year	High Bid	Low Bid
2011
Fourth Quarter 10-1-11 to 12-31-11	N/A	N/A
Third Quarter 7-1-11 to 9-30-11	$0.80	$0.50
Second Quarter 4-1-11 to 6-30-11	$0.50	$0.50
First Quarter 1-1-11 to 3-31-11	N/A	N/A

Fiscal Year	High Bid	Low Bid
2010
Fourth Quarter 10-1-10 to 12-31-10	N/A	N/A
Third Quarter 7-1-10 to 9-30-10	$0.71	$0.57
Second Quarter 4-1-10 to 6-30-10	$0.10	$0.065
First Quarter 1-1-10 to 3-31-10	N/A	N/A

Shareholders

At February 17, 2012 the Company had 32 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit our  ability to pay dividends in our common stock.

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

We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $5,828, comprised of cash and a prepaid expense of $5,000.  Our liabilities were $64,358, resulting in a working capital deficit of $58,530, compared to $18,806 in total assets and total liabilities of $52,632 for the year ended December 31, 2010.

Total liabilities for the year ended December 31, 2011 were comprised of accounts payable items for accounting and administrative fees, transfer agent and EDGAR filing fees, audit fees, the loan payable to our President and convertible notes payable. Total liabilities for the year ended December 31, 2010 consisted of accounts payable items for accounting and administrative fees, general office expenses, transfer agent fees and the loan payable to our President; Rodney Lozinski.

We incurred a loss of $25,904 for the year ended December 31, 2011 and we have incurred an aggregate deficit since inception of $263,380.

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2011 was $200,050.

During the year ended December 31, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to the Company $5,000 for a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bear an interest rate of 10% per annum which shall be calculated on the unpaid balance on the maturity date of August 18, 2012.  At the holder’s discretion, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

Subsequent to the end of the reporting period, we entered into an agreement with an additional non-related party, whereby the non-related party advanced $7,500 to the Company for a convertible debenture. The debenture bears an interest rate of 10% per annum which shall be calculated on the unpaid balance on the maturity date of January 31, 2013.  At the holder’s discretion, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

All of the convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

At December 31, 2011, the amount of $35,627 is due to our President for funds advanced towards working capital.  This loan is unsecured, non-interest bearing and due on demand.  There can be no assurance that funds will be advanced as required or that other methods of financing will be available or accessible on reasonable terms.

As at December 31, 2011 we had $828 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

Plan of Operation

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us.  Our search for a new geologist was not successful.  We continued to hold the property until September 2008, but at the time of renewal decided that it was in our best interest to forfeit the mineral claims due to the costs associated with maintaining title to the claims.  During the fiscal years ended December 31, 2011 and 2010, we have been directing our resources into exploring alternative business opportunities.

Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

 As a result of our limited resources, we expect to target only a single business combination.  Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business.  Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Any new business opportunities will likely require additional capital. We anticipate that additional funding will be in the form of debt financing or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.

Our sole officer and director is available to devote a limited portion of his time to our affairs on a part-time basis.  We expect to use outside consultants, accountants and attorneys as necessary.  We do not anticipate hiring any full time employees as long as we are seeking and evaluating business opportunities.

Results of Activities

For the Years Ended December 31, 2011 and 2010

We did not generate any revenues during the fiscal years ended December 31, 2011 and 2010.  We had a net loss of $25,904 for the year ended December 31, 2011 compared to a net loss of $23,088 for the year ended December 31, 2010.  The change is explained below.

Operating Expenses:  Operating expenses were $25,904 and $23,088 for the years ended December 31, 2011 and 2010, respectively.  In fiscal 2011, operating expenses remained relatively constant with the preceding year, however the Company incurred travel expenses in fiscal 2011 associated with the due diligence investigation of a prospective merger candidate.  During the same period, the Company deemed the prospect to be unsuitable and abandoned any further evaluation.

As of December 31, 2011, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  The financial statements included in this annual report have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

Use of Estimates:  The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

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

Off-Balance Sheet Arrangements

      As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Index To Financial Statements and Schedules

DRAVCO MINING INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dravco Mining, Inc.
(A Development Stage Company)
Kelowna, British Columbia, Canada

We have audited the accompanying balance sheets of Dravco Mining, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of Dravco Mining, Inc.. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Dravco Mining, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Dravco Mining, Inc. has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

February 14, 2012

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	$	$
ASSETS

Current Assets:
Cash	828	18,806
Prepaid	5,000

TOTAL ASSETS	$5,828	$18,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$13,731	$6,740
Due to a stockholder	35,627	45,892
Convertible notes payable	15,000	-

Total Current Liabilities	$64,358	$52,632

Stockholders' Deficit:

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 18,000,000 shares
(December 31, 2010: 18,000,000 shares)	$180	$180

Additional Paid-in Capital	204,670	203,470

Deficit Accumulated During the Development Stage	(263,380)	(237,476)

Total Stockholders' Deficit	(58,530)	(33,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,828	$18,806

The accompanying notes are an integral part of these financial statements

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

					For the Period
					From September 20,
	For the Year Ended				2000
	December 31,				(Date of Inception)
	2011			2010	to December 31, 2011
	$		$		$
Expenses

Consulting fees		-		-	2,500
Mineral property costs		-		-	8,370
Office and administrative		4,963		5,704	55,642
Professional fees		10,000		11,500	148,078
Transfer agent and filing fees		7,406		5,884	42,436
Travel		3,535		-	6,354

Total Expenses		25,904		23,088	263,380

Net Loss		$(25,904)		$(23,088)	$(263,380)

Net Loss Per Common Share- Basic and Diluted		(0.00)		(0.00)

Weighted Average Number of Common Shares Outstanding		18,000,000		18,000,000

The accompanying notes are an integral part of these financial statements

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

					For the Period From
	For the Year Ended December 31,				September 20, 2000
					(Date of Inception)
		2011		2010	to December 31, 2011
	$		$		$

OPERATING ACTIVITIES
Net loss		(25,904)		(23,088)	(263,380)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent		1,200		1,200	4,800

Change in operating assets and liabilities:
- Prepaid expenses		(5,000)			(5,000)
- (Decrease) increase in accounts payable		6,991		3,190	13,731

Net cash (used in) Operating Activities		(22,713)		(18,698)	(249,849)

FINANCING ACTIVITIES
Due to stockholder		(10,265)		22,765	35,627
Proceeds from sale of stock		-		-	200,050
Proceeds from issuance of convertible notes Payable		15,000		-	15,000

Net Cash Provided by Financing Activities		4,735		22,765	250,677

Change in Cash		(17,978)		4,067	828

Cash - Beginning of Period		18,806		14,739	-

Cash- End of Period		$828		$18,806	$828

Supplemental Disclosures

Interest paid		$-		$-	$-
Income taxes paid		$-		$-	$-

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period From September 20, 2000 (Date of Inception) to December 31, 2011

				Deficit Accumulated During the Development
			Additional Paid-in Capital
	Common Shares
	Number	Par Value	(Discount)	Stage	Total

Balance September 20, 2000 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for cash on September 20, 2000 at $0.000005 per share	10,000,000	100	(50)	-	50

Net loss in 2000	-	-	-	(19,386)	(19,386)

Net loss in 2001	-	-	-	(2,097)	(2,097)

Net loss in 2002	-	-	-	(5,129)	(5,129)

Net loss in 2003	-	-	-	(21,614)	(21,614)

Shares issued for cash on March 10, 2004 at $0.025 per share	8,000,000	80	199,920	-	200,000

Net loss in 2004	-	-	-	(16,562)	(16,562)

Donated rent	-	-	1,200	-	1,200

Net loss in 2005	-	-	-	(25,910)	(25,910)

Net loss in 2006	-	-	-	(28,694)	(28,694)

Net loss in 2007	-	-	-	(26,260)	(26,260)

Balance, December 31, 2007	18,000,000	180	201,070	(145,742)	55,508

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) - Continued
For the Period From September 20, 2000 (Date of Inception) to December 31, 2011

	Common Shares		Additional Paid –in Capital	Deficit Accumulated During the Development
	Number	Par Value	(Discount)	Stage	Total

Net loss in 2008	-	-	-	(41,024)	(41,024)

Balance, December 31, 2008	18,000,000	180	201,070	(186,766)	14,484

Donated rent	-	-	1,200	-	1,200

Net loss in 2009	-	-	-	(27,622)	(27,622)

Balance, December 31, 2009	18,000,000	180	202,270	(214,388)	(11,938)

Donated rent	-	-	1,200	-	1,200

Net loss in 2010	-	-	-	(23,088)	(23,088)

Balance, December 31, 2010	18,000,000	180	203,470	(237,476)	(33,826)

Donated rent	-	-	1,200	-	1,200

Net loss in 2011	-	-	-	(25,904)	(25,904)

Balance, December 31, 2011	18,000,000	180	$204,670	$(263,380)	$(58,530)

The accompanying notes are an integral part of these financial statements

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Dollars)

1.         Nature of Business and Basis of Financial Statement Presentation

Dravco Mining Inc. (“we”, “our” or the “Company”) was incorporated in Nevada on September 20, 2000 as Dundee Mining Inc. On October 2, 2002, the Company changed its name to Dravco Mining Inc. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to December 2008 was to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company is now seeking alternative business opportunities and is furthering its business plan.

2.         Going Concern

As at December 31, 2011, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

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

c)    Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of December 31, 2011, there are no amounts that exceed the federally insured limits.

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Dollars)

3.         Summary of Significant Accounting Policies (continued)

d)  Long-lived Assets

ASC topic 360, “Property, Plant and Equipment” establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  There are no long-lived assets at December 31, 2011 and 2010.

e)      Fair Value of Financial Instruments

The Company has adopted ASC topic 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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
December 31, 2011 and 2010
(Expressed in U.S. Dollars)

3.         Summary of Significant Accounting Policies (continued)

h)   Income Taxes

We account for income taxes in accordance with ASC topic 740, “Income Taxes.”  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

i)   Earnings Per Share

The Company computes loss per share in accordance with ASC topic 260, “Earnings Per Share” . ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

j)  Recent Accounting Pronouncements

We do not expect the adoption of recently accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.         Related Party Transactions

The President of the Company is owed $35,627 as of December 31, 2011 and $45,892 as at December 31, 2010 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During 2011, the President has provided office space valued at $1,200 which was recorded as donated capital.

5.         Income Taxes

Deferred income tax assets and liabilities as at December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating losses carried forward	$41,890	$33,244
Valuation allowance	(41,890)	(33,244)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $119,687 available to offset taxable income in future years which expire in fiscal years ended 2021 through 2031.

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Dollars)

6.        Notes Payable
	December 31, 2011	December 31, 2010

The Company issued an aggregate of $15,000 of convertible debentures during 2011	$15,000	$-

Total	$15,000	$-

On August 18, 2011, the Company borrowed $5,000 each from three non-related parties under convertible debentures.  The debentures bear an interest rate of 10% per annum and are due August 18, 2012.  Until the due date, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount.

7.         Subsequent Events

On January 31, 2012, the Company borrowed $7,500 from a non-related party under a convertible debenture with terms similar to those noted in footnote 6. The debenture bears an interest rate of 10% per annum and is due January 31, 2013.  Until the due date, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the fiscal years ended December 31, 2011 and 2010, included in this report have been audited by MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, TX 77042 as set forth in their report included herein. There have been no disagreements with MaloneBailey, LLP, on accounting and financial disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2011, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2011:

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

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2011 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2011, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2011 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Title
Rodney Lozinski	57	President, Principal Executive and Principal Financial Officer, Secretary/Treasurer, Principal Accounting Officer and sole Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 57 – Rodney L. Lozinski has been our president, principal executive and principal financial officer, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception.  For the last thirty-two years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses.  Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada.  Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada.  Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Lozinski has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required to be filed during the 2011 fiscal year were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

There is no separately-designated standing audit committee.  The board of directors acts as the audit committee.  The board of directors does not have an independent “financial expert” because it does not believe that the scope of activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our common stock is not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company’s Code of Ethics is incorporated by reference.

Nominating Committee

We do not currently have a standing nominating committee.  Our board of directors performs the functions that would customarily be performed by a nominating committee.  Our board of directors does not believe a separate nominating committee is required at this time due to our size and scope of  business operations and the limited resources of the Company.

Our stockholders may recommend candidates for nomination as directors.  Any such recommendations must include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and us within the last three fiscal years.  Any such future recommendations should be sent to: Dravco Mining Inc., Unit 404- #101-1865 Dilworth Drive
Kelwona, British Columbia, Canada V1Y 9T1, Attn:  President.

There have been no recommended nominees from our stockholders.  We do not pay any fees to third parties to evaluate or identify potential nominees.

TEM 11.                      EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our sole executive officer as of December 31, 2011 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Rodney Lozinski	2011	0	0	0	0	0	0	0	0
President, Principal Executive and Principal Financial Officer, Secretary/Treasurer, Principal Accounting Officer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2011.

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 17, 2012, with the computation being based upon 18,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Rodney Lozinski [1]	10,000,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	55.55%

All Officers and Directors as a Group (1 Person)	10,000,000		55.55%

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Business Relationships

Mr. Lozinski, our president, principal executive officer, principal financial officer, secretary, treasurer and director, provides us with office space in which we conduct business on our behalf.  Mr. Lozinski does not receive any remuneration for the use of this facility or time spent on behalf of us.

At December 31, 2011, our president advanced $35,627 to us towards working capital (December 31, 2010 - $45,892).

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

2011	$10,000	MaloneBailey, LLP
2010	$11,200	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$-	MaloneBailey, LLP
2010	$-	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$-	MaloneBailey, LLP
2010	$-	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-	MaloneBailey, LLP
2010	$-	MaloneBailey, LLP

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1

3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2

3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3

3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4

4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1

10.1	Trust Agreement	SB-2	January 19, 2001	10.1

10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 2012.

DRAVCO MINING INC.

BY:	RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

RODNEY LOZINSKI	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary,	February 17, 2012
Rodney Lozinski	Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1

3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2

3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3

3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4

4.1	Specimen Stock Certificate	SB-2	January 19, 2001	4.1

10.1	Trust Agreement	SB-2	January 19, 2001	10.1

10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X