Form 10-K/A
period 2011-12-31
DRAVCO MINING INC
filed 2012-02-17
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 2012.

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