Form 10-Q
period 2012-03-31
DRAVCO MINING INC
filed 2012-05-11
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of May 9, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

2 | Page

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$6,985	$828
Prepaid	-	5,000

Total Assets	$6,985	$5,828

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts & interest payable	$19,658	$13,731
Due to a stockholder	36,627	35,627
Convertible notes payable	47,500	15,000

Total Liabilities	$103,785	$64,358

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 100,000,000 shares with a $0.00001 par value
Issued and outstanding: 18,000,000 shares
	$180	$180

Additional Paid-in Capital	204,970	204,670

Deficit Accumulated During the Development Stage	(301,950)	(263,380)

Total Stockholders’ Deficit	(96,800)	(58,530)

Total Liabilities and Stockholders’ Deficit	$6,985	$5,828

See accompanying Notes to the Unaudited Financial Statements

F-1

3 | Page

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		For the Period From September 20, 2000 (date of inception)
	2012	2011	to March 31, 2012

EXPENSES

Consulting fees	-	-	2,500

Interest expense	1,263	-	1,263

Mineral property costs	-	-	8,370

Office and administrative	6,274	1,226	61,916

Professional fees	27,234	5,500	175,312

Transfer agent and filing fees	3,799	3,873	46,235

Travel	-	-	6,354

Total Expenses	38,570	10,599	301,950

NET LOSS	$(38,570)	$(10,599)	$(301,950)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000

See accompanying Notes to the Unaudited Financial Statements

F-2

4 | Page

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		For the Period From September 20, 2000 (date of inception)
	2012	2011	to March 31, 2012

OPERATING ACTIVITIES

Net loss	$(38,570)	$(10,599)	$(301,950)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	300	300	5,100

Change in operating assets and liabilities:
- Prepaid expenses	5,000	-	-
- (Decrease) Increase in accounts & interest payable	5,927	3,963	19,658

Net Cash (used in) Operating Activities	(27,343)	(6,336)	(277,192)

FINANCING ACTIVITIES

Due to stockholder	1,000	(11,765)	36,627
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	32,500	-	47,500

Net Cash Provided By Financing Activities	33,500	(11,765)	284,177

CHANGE IN CASH	6,157	(18,101)	6,985

CASH - Beginning of Period	828	18,806	-

CASH - End of Period	$6,985	$705	$6,985

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying Notes to the Unaudited Financial Statements

F-3

5 | Page

DRAVCO MINING INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2012

1.	Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (“Dravco” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2011, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.     Going Concern
As at March 31, 2012, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.     Related Party Transactions

The President of the Company is owed $36,627 as of March 31, 2012 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2012, the President has provided office space valued at $300 which was recorded as donated capital.

4.	Notes Payable

During the period ended March 31, 2012, the Company borrowed $32,500 from a non-related party under two convertible debentures. The debentures bear an interest rate of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The Company evaluated the convertible notes for derivatives noting that as the conversion price cannot be determined until $1 million in financing has been raised; the derivative liability cannot be determined as of March 31, 2012.

F-4

6 | Page

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

 We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no employees and own no property.  We have no monthly rent but expense a monthly fee of $300 towards donated rent.  Rodney Lozinski, our president, chief financial officer and sole director, provides us his office in which we conduct business on our behalf.  Mr. Lozinski does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.  We have no assets other than $6,985 in cash and no operations.

Limited Operating History; Need for Additional Capital

 There is limited historical financial information about Dravco Mining Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.

7 | Page

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

Liquidity and Capital Resources

 At March 31, 2012, we had total assets of $6,985, comprised solely of cash.  Our liabilities were $103,785, resulting in a working capital deficit of $96,800, compared to $5,828 in total assets and total liabilities of $64,358 for the year ended December 31, 2011.  Total liabilities for the period ended March 31, 2012 were comprised of accounts payable items totaling $18,395, interest payable of $1,263 on  convertible debentures still outstanding in the Company, $36,627 for the loan payable to our President; Rodney Lozinski and convertible  notes payable totaling $47,500.  Total liabilities for the year ended December 31, 2011 were comprised of accounts payable items of $13,731, the loan payable of $35,627 to our President and $15,000 in convertible notes payable.

 Net cash provided by financing activities was $33,500 and $4,735 for the periods ended March 31, 2012, and December 31, 2011 respectively.

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

 During the period ended March 31, 2012, the Company borrowed an additional $7,500 and a further $25,000 from a non-related party under two convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear an interest rate of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

 The convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

 We incurred a loss of $38,570 for the three months ended March 31, 2012 and we have incurred an aggregate deficit since inception of $301,950.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

 Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2012 was $200,050.  To date, our President has advanced a total of $36,627 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

8 | Page

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

 On March 5, 2012, we retained Global Arena Capital Corp. as financial advisor to the Company.  Global Arena Capital Corp. is an SEC, FINRA registered broker-dealer.

 On March 7, 2012, we entered into a non-binding Letter of Intent (“LOI”) with Paradox Basin Resources Corp. (“Paradox”) which was subsequently amended on April 13, 2012, whereby we will merge with a wholly owned subsidiary of Dravco to be incorporated prior to closing.  In conjunction with the merger, a wholly owned subsidiary corporation of Dravco will acquire all of the issued and outstanding shares of Paradox under the following terms and conditions:

1.	The Company will issue 36,580,000 restricted shares of common stock to the stockholders of Paradox pro-rata to their current shareholdings.

2.	In addition, the Company will issue an aggregate of 4,236,400 warrants to replace existing Paradox warrants in accordance with pre-existing terms and conditions.

3.	The Company will have completed a financing of at least $6,000,000.

4.
On or before Closing, the Company’s current President, CEO and Director will resign and will tender his current holdings of 10,000,000 shares of common stock for cancellation and a new Board of Directors as nominated by Paradox will be appointed.

5.
On or before Closing, Carl Di Placido will be appointed President and Chief Executive Officer, Ray Mongeau will be appointed Chief Operating Officer and Chris Carmichael will be appointed Chief Financial Officer and Corporate Secretary.

 Paradox is a private company formed in the State of Delaware.  Paradox’s Monument Potash Property (MPP) holds approximately 82,821 acres of prospecting potash permit applications (PPPA) of Federal Lands, approximately 8,552 acres of Utah School Trust Land potash leases and approximately 3,896.49 acres of private lands potash leases for a total of 95,269 contiguous acres.

9 | Page

 There are no assurances that all the above conditions or applicable corporate and securities laws can be satisfied or that all subjects will be removed such that the transaction as contemplated can be completed and closed.  We are diligently working towards the completion of all subject clauses contained in the LOI.

Results of Operations

For the three months ended March 31, 2012 compared to March 31, 2011

 We did not generate any revenues during the three month periods ended March 31, 2012 and 2011.  We had a net loss of $38,570 for the period ended March 31, 2012 compared to a net loss of $10,599 for the same period ended March 31, 2011.  The change is explained below.

 Operating Expenses:  Operating expenses were $38,570 and $10,599 for the three months ended March 31, 2012 and 2011, respectively.  During the period ended March 31, 2012, total operating expenses increased by $27,971. By categories, professional fees increased by $21,734 due to a payment made to general counsel for services in connection with the proposed merger/acquisition of Paradox Basin Resources Corp.  As well, $6,433 was paid as legal fees in connection with due diligence on a potential merger candidate that was subsequently abandoned.  Office and administrative expenses increased by $5,048 during the period as a result of costs incurred for due diligence and preparation of documentation for the proposed merger with Paradox.  We also incurred interest expenses of $1,263 during the period ended March 31, 2012 on convertible debentures still outstanding in the Company.

 During the period ended March 31, 2012, much of the Company’s resources were directed at securing financing to maintain the Company in good standing and identifying new business opportunities.

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

 Because we have a working capital deficit, have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

10 | Page

Off Balance Sheet Arrangements

 At March 31, 2012 we have no off balance sheet arrangements.

Critical Accounting Policies

 There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2011 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

Changes in Internal Controls

 There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

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

12 | Page

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 9th day of May 2012.

DRAVCO MINING INC.
(Registrant)

BY:	/s/ RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

13 | Page

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

14 | Page