Form 10-Q
period 2012-06-30
DRAVCO MINING INC
filed 2012-08-14
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of August 10, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

2 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$4,533	$828
Prepaid	1,625	5,000

Deferred Finance Charges	46,045	-

Total Assets	$52,203	$5,828

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts & interest payable	$35,312	$13,731
Due to a stockholder	36,627	35,627
Convertible notes payable	47,500	15,000
Promissory notes payable	28,500	-

Total Liabilities	$147,939	$64,358

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 100,000,000 shares with a $0.00001 par value
Issued and outstanding: 18,000,000 shares	$180	$180

Additional Paid-in Capital	205,270	204,670

Deficit Accumulated During the Development Stage	(301,186)	(263,380)
	-
Total Stockholders’ Deficit	(95,736)	(58,530)

Total Liabilities and Stockholders’ Deficit	52,203	5,828

See accompanying Notes to the Unaudited Financial Statements

3 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From September 20, 2000 (date of inception)
	2012	2011	2012	2011	to June 30, 2012

EXPENSES

Consulting fees	-	-	-	-	2,500
Interest expense	2,890	-	4,154	-	4,154
Mineral property costs	-	-	-	-	8,370
Office and administrative	7,492	1,087	13,766	2,313	69,408
Professional fees	2,700	1,500	14,933	7,000	163,011
Transfer agent and filing fees	1,153	330	4,953	4,203	47,389
Travel	-	-	-	-	6,354
Total Expenses	14,235	2,917	37,806	13,516	301,186

NET LOSS	$(14,235)	$(2,917)	$(37,806)	$(13,516)	$(301,186)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying Notes to the Unaudited Financial Statements

4 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		For the Period From September 20, 2000 (date of inception)
	2012	2011	to June 30, 2012

OPERATING ACTIVITIES

Net loss	$(37,806)	$(13,516)	$(301,186)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	600	600	5,400

Change in operating assets and liabilities:
- Prepaid expenses	3,375	-	(1,625)
- (Decrease) Increase in accounts & interest payable	21,581	4,928	35,312

Net Cash (used in) Operating Activities	(12,250)	(7,988)	(262,099)

FINANCING ACTIVITIES

Due to stockholder	1,000	(10,265)	36,627
Deferred financing costs	(46,045)	-	(46,045)
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	32,500	-	47,500
Proceeds from issuance of promissory note payable	28,500	-	28,500

Net Cash Provided By Financing Activities	15,955	(10,265)	266,632

CHANGE IN CASH	3,705	(18,253)	4,533
	-
CASH - Beginning of Period	828	18,806	-

CASH - End of Period	$4,533	$553	$4,533

Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying Notes to the Unaudited Financial Statements

5 | P a g e

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
June 30, 2012

1.         Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (“Dravco” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2011, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.         Going Concern

As at June 30, 2012, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.         Related Party Transactions

The President of the Company is owed $36,627 as of June 30, 2012 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2012, the President has provided office space valued at $600 which was recorded as donated capital.

4.         Convertible and Other Notes Payable

During the six months ended June 30, 2012, the Company borrowed $32,500 under convertible debentures. The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013. Until the due dates, the holder may elect to convert the debentures in whole or in part into shares at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The Company evaluated the convertible notes for derivatives noting that as the conversion price cannot be determined until $1 million in financing has been raised; the derivative liability cannot be determined as of June 30, 2012.

On May 15, 2012 the Company borrowed $28,500 from a non-related party under a promissory note.  The promissory note bears interest at a rate of 6% per annum and was due in full on June 15, 2012.  As of the date of this report the promissory note has not been repaid and is in default.

5.         Deferred Financing Costs

Deferred financing fees are external costs of $46,045 incurred to obtain equity financing for the Company.

6 | P a g e

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

Overview

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

We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no employees and own no property.  We have no monthly rent but expense a monthly fee of $100 towards donated rent.  Rodney Lozinski, our president, chief financial officer and sole director, provides us his office in which we conduct business on our behalf.  Mr. Lozinski does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

On March 5, 2012, we retained Global Arena Capital Corp. (“Global”) as financial advisor to the Company.  Global Arena Capital Corp. is a SEC, FINRA registered broker-dealer.

On March 7, 2012, we entered into a non-binding Letter of Intent (“LOI”) with Paradox Basin Resources Corp. (“Paradox”) which was subsequently amended on June 30, 2012, whereby we will merge with a wholly owned subsidiary of Dravco to be incorporated prior to closing.

7 | P a g e

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

There are no assurances that all the conditions of the LOI with Paradox or applicable corporate and securities laws can be satisfied or that all subjects will be removed such that the transaction as contemplated can be completed and closed.  We are diligently working towards the completion of all subject clauses contained in the LOI.   As at the date of this report, the transactions as contemplated in the Letter of Intent with Paradox have not been concluded.

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

Liquidity and Capital Resources

At June 30, 2012, we had a stockholders deficit of $95,736 and a working capital deficit of $141,781.  At June 30, 2012, total assets increased to $52,203 from total assets of $5,828 at December 31, 2011.  Total assets consisted of $4,533 in cash, $1,625 in prepaid expenses and $46,045 in deferred financing fees incurred to obtain equity financing for the Company.  The increase is primarily due to an aggregate of $61,000 borrowed from several non-related parties under convertible debentures and a promissory note during the six months ended June 30, 2012.

Net cash used in operating activities was $12,250 and $7,988 for the six months ended June 30, 2012 and 2011, respectively.  The increase of $4,262 in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and administrative costs and interest expense on convertible and other notes payable outstanding in the Company.

8 | P a g e

Net cash provided by financing activities was $15,955 and net cash used in financing activities was $10,265 for the six months ended June 30, 2012 and 2011, respectively.

We have limited cash and cash equivalents on hand.  We do not believe we have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2012 was $200,050.  To date, our President has advanced a total of $36,627 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bear an interest rate of 10% per annum which shall be calculated on the unpaid balance on the maturity date of August 18, 2012.  At the holder’s discretion, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million US dollars less a discount of 20% per share.

During the six months ended June 30, 2012, the Company borrowed $32,500 from a non-related party under convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

On May 15, 2012, we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bears interest at a rate of 6% per annum and was due in full on June 15, 2012.  As of the date of this report the promissory note has not been repaid and is in default.

We incurred a loss of $37,806 for the six months ended June 30, 2012 and we have incurred an aggregate deficit since inception of $301,186.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. During the six months ended June 30, 2012, the Company recorded $46,045 in deferred financing fees incurred to obtain equity financing for the Company.  There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

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

9 | P a g e

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations

For the six months ended June 30, 2012 and 2011

We did not generate any revenues during the six month periods ended June 30, 2012 and 2011.  We had a net loss of $37,806 for the six months ended June 30, 2012 compared to a net loss of $13,516 for the six month period ended June 30, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $37,806 and $13,516 for the six months ended June 30, 2012 and 2011, respectively.  During the period ended June 30, 2012, total operating expenses increased by $24,290. By categories, professional fees increased by $7,933 due to legal fees paid in connection with due diligence on a potential merger candidate that was subsequently abandoned and audit fees.  Office and administrative expenses increased by $11,453 during the period primarily as a result of costs incurred for due diligence and preparation of documentation for the proposed merger with Paradox.

We also incurred interest expenses of $4,154 during the period ended June 30, 2012 on notes payable still outstanding in the Company. Transfer agent and filing fees for the quarter ended June 30, 2012 remained relatively consistent with the same period ended 2011.

For the three months ended June 30, 2012 and 2011

We did not generate any revenues during the three month periods ended June 30, 2012 and 2011.  We had a net loss of $14,235 for the three months ended June 30, 2012 compared to a net loss of $2,917 for the three month period ended June 30, 2011.  Details are as follows:

Operating Expenses:  During the period ended June 30, 2012, total operating expenses increased by $11,318.  The increase in operating expenses was largely due to an increase in audit fees $1,200 and an increase of $6,405 in office and administrative expenses during the period as a result of costs incurred for due diligence and preparation of documentation for the proposed merger with Paradox.  We also incurred an interest expense of $2,890 on notes payable still outstanding in the Company.

During the period ended June 30, 2012, much of the Company’s resources were directed at maintaining the Company in good standing and working towards the completion of the subject clauses outlined in the letter of intent with Paradox.

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

10 | P a g e

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

11 | P a g e

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bear an interest rate of 10% per annum which shall be calculated on the unpaid balance on the maturity date of August 18, 2012.  At the holder’s discretion, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million US dollars less a discount of 20% per share.

During the six months ended June 30, 2012, the Company borrowed $32,500 from a non-related party under convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

The Company believes that the convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

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

12 | P a g e

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of August 2012.

DRAVCO MINING INC.
(Registrant)

BY:	/s/ RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

13 | P a g e

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

14 | P a g e