Form 10-Q
period 2012-09-30
DRAVCO MINING INC
filed 2012-11-02
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Unit 404-#101 - 1865 Dilworth Drive
Kelowna, British Columbia
Canada   V1Y 9T1
(Address of principal executive offices, including zip code.)

1-888-437-5268
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,000,000 as of October 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

 2 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$6,476	$828
Prepaid	1,137	5,000

Total Assets	$7,613	$5,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts & interest payable	$39,225	$13,731
Due to a stockholder	36,627	35,627
Convertible notes payable	32,500	15,000
Promissory notes payable	68,500	-

Total Liabilities	176,852	64,358

STOCKHOLDERS' DEFICIT

Common Stock Authorized: 100,000,000 shares with a $0.00001 par value Issued and outstanding: 18,000,000 shares	180	180

Additional Paid-in Capital	205,570	204,670

Deficit Accumulated During the Development Stage	(374,989)	(263,380)

Total Stockholders' Deficit	(169,239)	(58,530)

Total Liabilities and Stockholders' Deficit	$7,613	$5,828

See accompanying Notes to the Unaudited Financial Statements

 3 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From September 20, 2000 (date of inception) to
	2012	2011	2012	2011	September 30, 2012

EXPENSES

Consulting fees	$-	$-	$-	$-	$2,500
Interest expense	6,193	-	10,347	-	10,347
Mineral property costs	-	-	-	-	8,370
Office and administrative	5,551	1,464	19,317	3,777	74,959
Professional fees	54,220	1,500	69,153	8,500	217,231
Transfer agent and filing fees	5,609	1,725	10,562	5,928	52,998
Travel	2,230	3,535	2,230	3,535	8,584

Total Expenses	73,803	8,224	111,609	21,740	374,989

NET LOSS	$(73,803)	$(8,224)	$(111,609)	$(21,740)	$(374,989)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying Notes to the Unaudited Financial Statements

 4 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		For the Period From September 20, 2000 (date of inception) to
	2012	2011	September 30, 2012

OPERATING ACTIVITIES

Net loss	$(111,609)	$(21,740)	$(374,989)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	900	900	5,700

Change in operating assets and liabilities:
- Prepaid expenses	3,863	(5,000)	(1,137)
- Increase in accounts & interest payable	25,494	3,348	39,225

Net Cash (used in) Operating Activities	(81,352)	(22,492)	(331,201)

FINANCING ACTIVITIES

Due to stockholder	1,000	(10,265)	36,627
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	32,500	15,000	47,500
Proceeds from issuance of promissory note payable	53,500	-	53,500

Net Cash Provided By Financing Activities	87,000	4,735	337,677

CHANGE IN CASH	5,648	(17,757)	6,476

CASH - Beginning of Period	828	18,806	-

CASH - End of Period	$6,476	$1,049	$6,476

Non-Cash Activities
Reclass from convertible to non-convertible debt	15,000	-	15,000

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying Notes to the Unaudited Financial Statements

 5 | P a g e

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2012

1.         Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (“Dravco” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2011, as reported in Form 10-K, have been omitted. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.         Going Concern

As at September 30, 2012, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.         Related Party Transactions

The President of the Company is owed $36,627 as of September 30, 2012 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2012, the President has provided office space valued at $900 which was recorded as donated capital.

4.         Convertible and Other Notes Payable

During the nine months ended September 30, 2012, the Company borrowed $32,500 under convertible debentures. The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013. Until the due dates, the holder may elect to convert the debentures in whole or in part into shares at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The Company evaluated the convertible notes for derivatives noting that as the conversion price cannot be determined until $1 million in financing has been raised; the derivative liability cannot be determined as of September 30, 2012.

On August 18, 2011, the Company borrowed $15,000 under convertible debentures. The debentures bear interest of 10% per annum. The debentures matured on August 18, 2012. The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of September 30, 2012, the notes are no longer convertible.

 6 | P a g e

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2012

4.         Convertible and Other Notes Payable (continued)

On May 15, 2012 the Company borrowed $28,500 from a non-related party under a promissory note.  The promissory note bears interest at a rate of 6% per annum and was due in full on June 15, 2012.  As of the date of this report the promissory note has not been repaid and is in default.

On August 31, 2012 the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

 7 | P a g e

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

 8 | P a g e

On March 7, 2012, we entered into a non-binding Letter of Intent (“LOI”) with Paradox Basin Resources Corp. (“Paradox”) which was subsequently amended on June 30, 2012, whereby we would merge with a wholly owned subsidiary of Dravco to be incorporated prior to closing.  The Letter of Intent expired on August 15, 2012, and each of Dravco and Paradox have agreed that the Letter of Intent will not be extended. Dravco and Paradox will not proceed to complete the transactions contemplated in the Letter of Intent. At the date of this report, we continue to explore alternative business opportunities.

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

Liquidity and Capital Resources

At September 30, 2012, we had a working capital deficit of $169,239.  At September 30, 2012, total assets increased to $7,613 from total assets of $5,828 at December 31, 2011.  Total assets consisted of $6,476 in cash, and $1,137 in prepaid expenses.  The increase is primarily due to an aggregate of $86,000 borrowed from several non-related parties under convertible debentures and promissory notes during the nine months ended September 30, 2012.

Net cash used in operating activities was $81,352 and $22,492 for the nine months ended September 30, 2012 and 2011, respectively.  The increase of $58,860 in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and administrative costs and interest expense on convertible and other notes payable outstanding in the Company.

Net cash provided by financing activities was $87,000 and $4,735 for the nine months ended September 30, 2012 and 2011, respectively.

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2012 was $200,050.  To date, our President has advanced a total of $36,627 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

 9 | P a g e

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bared an interest rate of 10% per annum which was to be calculated on the unpaid balance on the maturity date of August 18, 2012.   The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of September 30, 2012, the notes are no longer convertible.

During the nine months ended September 30, 2012, the Company borrowed $32,500 under convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

On May 15, 2012, we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bears interest at a rate of 6% per annum and was due in full on June 15, 2012.On August 31, 2012 the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

We incurred a loss of $111,609 for the nine months ended September 30, 2012 and we have incurred an aggregate deficit since inception of $374,989.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

 10 | P a g e

Results of Operations

For the nine months ended September 30, 2012 and 2011

We did not generate any revenues during the nine month periods ended September 30, 2012 and 2011.  We had a net loss of $111,609 for the nine months ended September 30, 2012 compared to a net loss of $21,740 for the nine month period ended September 30, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $111,609 and $21,740 for the nine months ended September 30, 2012 and 2011, respectively.  During the period ended September 30, 2012, total operating expenses increased by $89,869. By categories, professional fees increased by  $60,653 due to legal fees paid in connection with due diligence on a potential merger candidate that was subsequently abandoned and audit fees, office and administrative expenses increased by $15,540 during the period primarily as a result of costs incurred for due diligence and preparation of documentation for the proposed merger with Paradox, transfer agent and filing fees increased by $4,634, travel expenses decreased by $1,305 and we  incurred interest expenses of $10,347 during the period ended September 30, 2012 on notes payable still outstanding in the Company.

For the three months ended September 30, 2012 and 2011

We did not generate any revenues during the three month periods ended September 30, 2012 and 2011.  We had a net loss of $73,803 for the three months ended September 30, 2012 compared to a net loss of $8,224 for the three month period ended September 30, 2011.  Details are as follows:

Operating Expenses:  During the period ended September 30, 2012, total operating expenses increased by $65,579.  The increase in operating expenses was largely due to increases of $52,720 in professional fees (legal and audit) $4,087 in office and administrative expenses and $3,884 in transfer agent and filing fees during the period as a result of costs incurred for due diligence and preparation of documentation for the proposed merger with Paradox.  We also incurred interest expenses of $6,193 on notes payable still outstanding in the Company. Travel expenses decreased by $1,305.

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

 11 | P a g e

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 12 | P a g e

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bared an interest rate of 10% per annum which was to be calculated on the unpaid balance on the maturity date of August 18, 2012.  The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of September 30, 2012, the notes are no longer convertible.

During the nine months ended September 30, 2012, the Company borrowed $32,500 from a non-related party under convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.

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

 13 | P a g e

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 31st day of October 2012.

DRAVCO MINING INC.
(Registrant)

BY:	/s/ RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

 14 | P a g e

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

15 | P a g e