Form 10-K
period 2012-12-31
DRAVCO MINING INC
filed 2013-03-07
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

Commission file number 000-50664

DRAVCO MINING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Unit 404- #101-1865 Dilworth Drive
Kelowna, British Columbia, Canada V1Y 9T1
(Address of principal executive offices, including zip code.)

1-888-437-5268
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:     Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 day.     Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the voting common stock held by non-affiliates (8,000,000 shares of voting common stock) as of most recently completed second fiscal quarter, computed at the par value of the stock of $0.00001 was $ 80, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.

On March 5, 2013, the Registrant had 18,000,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

DRAVCO MINING INC.
Index to Form 10-K
For the Fiscal Year Ended December 31, 2012

Index

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

We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no revenue and have accumulated losses since inception of $382,246.  We have no assets other than $2,556 in cash and $650 in prepaid expenses and no operations.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our officers and directors prior to, or at the same time as the completion of a business acquisition.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Index

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

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently traded on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter QB marketplace under the name “Dravco Mining Inc.” and under the symbol “DVCO”. Our common stock par value is $0.00001 per share.

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

Fiscal Year – 2012	High Bid	Low Bid

Fourth Quarter 10-1-12 to 12-31-12	N/A	N/A
Third Quarter 7-1-12 to 9-30-12	$0.75	$0.70
Second Quarter 4-1-12 to 6-30-12	$1.05	$0.75
First Quarter 1-1-12 to 3-31-12	$1.05	$0.80

Fiscal Year – 2011	High Bid	Low Bid

Fourth Quarter 10-1-11 to 12-31-11	N/A	N/A
Third Quarter 7-1-11 to 9-30-11	$0.80	$0.50
Second Quarter 4-1-11 to 6-30-11	$0.50	$0.50
First Quarter 1-1-11 to 3-31-11	N/A	N/A

Index

Shareholders

At March 5, 2013 the Company had 32 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

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

Index

Recent Sale of Unregistered Securities

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bared an interest rate of 10% per annum which was to be calculated on the unpaid balance on the maturity date of August 18, 2012.  The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of December 31, 2012, the notes are no longer convertible.

  During the year ended December 31, 2012, the Company borrowed $32,500 from a non-related party under convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.  As of the filing date of this report, both notes are in default and are no longer convertible.

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

We presently finance our operations through debt and equity financings.  We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. If financing is not available on

Index

acceptable terms, we may be unable to continue, develop or expand our operations.  Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2012, we had total assets of $3,206, comprised of $2,556 in cash and a prepaid expense of $650.  Our liabilities were $179,402, resulting in a working capital deficit of $176,196, compared to $5,828 in total assets and total liabilities of $64,358 for the year ended December 31, 2011.   During the year ended December 31, 2012 the Company’s liabilities increased as a result of carrying an additional $32,500 in convertible debentures and $53,500 in promissory notes payable.

Net cash provided by financing activities was $87,000 and $4,735 for the twelve months ended December 31, 2012 and 2011, respectively.  Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2012 was $200,050.  To date, our President has advanced a total of $36,627 (December 31, 2011 $35,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bared an interest rate of 10% per annum which was to be calculated on the unpaid balance on the maturity date of August 18, 2012.   The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of December 31, 2012, the notes are no longer convertible.

During the year ended December 31, 2012, the Company borrowed $32,500 under convertible debentures with terms similar to the debentures issued in August 2011.  The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013 respectively.  Until the due dates, the holder may elect to convert the debentures in whole or in part into shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a discount of 20% per share.  As of the filing date of this report, both notes are in default and are no longer convertible.

On May 15, 2012, we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bears interest at a rate of 6% per annum and was due in full on June 15, 2012.  On August 31, 2012 the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes each bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

As at December 31, 2012 we had $2,556 in cash remaining in our treasury.  We incurred a loss of $118,866 for the twelve months ended December 31, 2012 and we have incurred an aggregate deficit since inception of $382,246.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

Index

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

Plan of Operation

Our original plan of operation was to prospect for gold. Due to our failure to commence our exploration work on a timely basis our original geologist is no longer available to do work for us.  Our search for a new geologist was not successful.  We continued to hold the property until September 2008, but at the time of renewal decided that it was in our best interest to forfeit the mineral claims due to the costs associated with maintaining title to the claims.  During the fiscal years ended December 31, 2012 and 2011, we have been directing our resources into exploring alternative business opportunities.

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

Index

Results of Activities

For the Years Ended December 31, 2012 and 2011

  We did not generate any revenues during the fiscal years ended December 31, 2012 and 2011.  We had a net loss of $118,866 for the year ended December 31, 2012 compared to a net loss of $25,904 for the year ended December 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $118,866 and $25,904 for the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2012, total operating expenses increased by $92,962. By categories, professional fees increased by  $60,653 due to legal fees paid in connection with due diligence on a potential merger candidate that was subsequently abandoned and audit fees, office and administrative expenses increased by $17,240 during the period primarily as a result of costs incurred for due diligence and preparation of documentation for the proposed merger with Paradox, transfer agent and filing fees increased by $5,436, travel expenses decreased by $1,304 and we  incurred interest expenses of $10,937 during the year ended December 31, 2012 on notes payable still outstanding in the Company.

As of December 31, 2012, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Recent Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Index

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

DRAVCO MINING INC.
(A Development Stage Company)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dravco Mining, Inc.
(A Development Stage Company)
Kelowna, British Columbia, Canada

We have audited the accompanying balance sheet of Dravco Mining, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011 and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from September 20, 2000 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dravco Mining, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from September 20, 2000 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Dravco Mining, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Dravco Mining, Inc. has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

March 5, 2013

Index

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	2,556	828
Prepaid	650	5,000

Total Assets	$3,206	$5,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts & interest payable	41,775	13,731
Due to a stockholder	36,627	35,627
Convertible notes payable	32,500	15,000
Promissory notes payable	68,500	-

Total Liabilities	$179,402	$64,358

STOCKHOLDERS' DEFICIT

Common Stock
Authorized: 100,000,000 shares with a $0.00001 par value
Issued and outstanding, 18,000,000 shares	$180	$180

Additional Paid-in Capital	205,870	204,670

Deficit Accumulated During the Development Stage	(382,246)	(263,380)
	-
Total Stockholders' Deficit	(176,196)	(58,530)

Total Liabilities and Stockholders' Deficit	$3,206	$5,828

The accompanying notes are an integral part of these financial statements.

Index

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

	For the Year Ended		For the Period From September 20, 2000
	December 31,		(date of inception)
	2012	2011	to December 31, 2012

EXPENSES

Consulting fees	-	-	2,500
Interest expense	10,937	-	10,937
Mineral property costs	-	-	8,370
Office and administrative	22,203	4,963	77,845
Professional fees	70,653	10,000	218,731
Transfer agent and filing fees	12,842	7,406	55,278
Travel	2,231	3,535	8,585
Total Expenses	118,866	25,904	382,246

NET LOSS	$(118,866)	$(25,904)	$(382,246)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Index

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period From September 20, 2000 (Date of Inception) to December 31, 2012

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Development
	Number	Par Value	(Discount)	Stage	Total

Balance September 20, 2000 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for cash on September 20, 2000 at $0.000005 per share	10,000,000	100	(50)	-	50

Net loss in 2000	-	-	-	(19,386)	(19,386)

Net loss in 2001	-	-	-	(2,097)	(2,097)

Net loss in 2002	-	-	-	(5,129)	(5,129)

Net loss in 2003	-	-	-	(21,614)	(21,614)

Shares issued for cash on March 10, 2004 at $0.025 per share	8,000,000	80	199,920	-	200,000

Net loss in 2004	-	-	-	(16,562)	(16,562)

Donated rent	-	-	1,200	-	1,200

Net loss in 2005	-	-	-	(25,910)	(25,910)

Net loss in 2006	-	-	-	(28,694)	(28,694)

Net loss in 2007	-	-	-	(26,260)	(26,260)

Balance, December 31, 2007	18,000,000	180	201,070	(145,742)	55,508

Net loss in 2008				(41,024)	(41,024)

Balance, December 31, 2008	18,000,000	180	201,070	(186,766)	14,484

Donated rent	-	-	1,200	-	1,200

Net loss in 2009	-	-	-	(27,622)	(27,622)
					-
Balance, December 31, 2009	18,000,000	180	202,270	(214,388)	(11,938)

Donated rent	-	-	1,200	-	1,200

Net loss in 2010	-	-	-	(23,088)	(23,088)

Balance, December 31, 2010	18,000,000	180	203,470	(237,476)	(33,826)

Donated rent	-	-	1,200	-	1,200

Net loss in 2011	-	-	-	(25,904)	(25,904)

Balance, December 31, 2011	18,000,000	180	204,670	(263,380)	(58,530)

Donated rent	-	-	1,200	-	1,200

Net loss in 2012	-	-	-	(118,866)	(118,866)

Balance, December 31, 2012	18,000,000	$180	$205,870	$(382,246)	$(176,196)

The accompanying notes are an integral part of these financial statements.

Index

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From September 20, 2000 (date of inception)
	2012	2011	to December 31, 2012

OPERATING ACTIVITIES

Net loss	$(118,866)	$(25,904)	$(382,246)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	1,200	1,200	6,000

Change in operating assets and liabilities:
- Prepaid expenses	4,350	(5,000)	(650)
- (Decrease) Increase in accounts & interest payable	28,044	6,991	41,775

Net Cash (used in) Operating Activities	(85,272)	(22,713)	(335,121)

FINANCING ACTIVITIES

Due to stockholder	1,000	(10,265)	36,627
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	32,500	15,000	47,500
Proceeds from issuance of promissory note payable	53,500	-	53,500

Net Cash Provided By Financing Activities	87,000	4,735	337,677

CHANGE IN CASH	1,728	(17,978)	2,556
	-
CASH - Beginning of Period	828	18,806	-

CASH - End of Period	$2,556	$828	$2,556

Non-Cash Activities
Reclass from convertible to non-convertible debt	15,000		15,000

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011
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

2.     Going Concern

As at December 31, 2012, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

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

c) Cash Concentration and Cash Equivalents
We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of December 31, 2012, there are no amounts that exceed the federally insured limits.

Index

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Dollars)

3.     Summary of Significant Accounting Policies (continued)

d) Long-lived Assets
ASC topic 360, “Property, Plant and Equipment” establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  There are no long-lived assets at December 31, 2012 and 2011.

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

Index

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011
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

4.     Related Party Transactions

The President of the Company is owed $36,627 as of December 31, 2012 and $35,627 as at December 31, 2011 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During 2012, the President has provided office space valued at $1,200 which was recorded as donated capital.

5.     Convertible and Other Notes Payable

During the year ended December 31, 2012, the Company borrowed $32,500 under convertible debentures. The debentures bear interest of 10% per annum and are due on January 31, 2013 and March 1, 2013. Until the due dates, the holder may elect to convert the debentures in whole or in part into shares at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The Company evaluated the convertible notes for derivatives noting that as the conversion price cannot be determined until $1 million in financing has been raised; the derivative liability cannot be determined as of December 31, 2012. As of the filing date, both notes are in default and are no longer convertible.

On August 18, 2011, the Company borrowed $15,000 under convertible debentures. The debentures bear interest of 10% per annum. The debentures matured on August 18, 2012. The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of December 31, 2012, the notes are no longer convertible.

Index

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Dollars)

5.     Convertible and Other Notes Payable (continued)

On May 15, 2012 the Company borrowed $28,500 from a non-related party under a promissory note.  The promissory note bears interest at a rate of 6% per annum and was due in full on June 15, 2012.  As of the date of this report the promissory note has not been repaid and is in default.

On August 31, 2012 the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes each bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

6.     Income Taxes

Deferred income tax assets and liabilities as at December 31, 2012 and 2011 are as follows:

	2012	2011

Net operating losses carried forward	$83,074	$41,890
Valuation allowance	(83,074)	(41,890)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $237,353 available to offset taxable income in future years which expire in fiscal years ended 2021 through 2031.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the fiscal years ended December 31, 2012 and 2011, included in this report have been audited by MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, TX 77042 as set forth in their report included herein. There have been no disagreements with MaloneBailey, LLP, on accounting and financial disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2012, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2012:

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

Index

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2012 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2012, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2012 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Index

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees.

Name	Age	Title

Rodney Lozinski	58	President, Principal Executive and Principal Financial Officer, Secretary/Treasurer, Principal Accounting Officer and sole Director

Background of Officers and Directors

Mr. Rodney Lozinski, age 58 – Rodney L. Lozinski has been our president, principal executive and principal financial officer, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception.  For the last thirty-two years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and floral for homes and businesses.  Florals by Doctor Plant (established 1979) is located in Saskatoon, Saskatchewan, Canada.  Creative Plant Interiors (established 1992) is a division of Florals by Doctor Plant and operates out of Saskatoon, Saskatchewan, Canada.  Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

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

Index

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended December 31 2012.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled

Index

to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.

The Company does not presently have, among its officers and directors, a person meeting considered an  “audit committee financial expert” as defined in Item 401 of Regulation S-K and given our financial circumstances, we do not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

Since inception, our Board of Directors has conducted their business entirely by consent resolutions and have not met, as such.

It is anticipated that the Board of Directors will form separate audit, compensation and nominating committees at such time as the Company’s operations have expanded.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required to be filed during the 2012 fiscal year were filed on a timely basis in compliance with Section 16(a).

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company’s Code of Ethics is incorporated by reference.

Index

ITEM 11.        EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our sole executive officer as of December 31, 2012 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Rodney Lozinski	2012	0	0	0	0	0	0	0	0
President, Principal	2011	0	0	0	0	0	0	0	0
Executive and Principal Financial Officer, Secretary/Treasurer, Principal Accounting Officer	2010	0	0	0	0	0	0	0	0

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

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2012.

Index

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Rodney Lozinski	0	0	0	0	0	0	0

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada Law

Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138, or

(b)
acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, Section 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138; or

(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

Index

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Section 78.752 of the Nevada Revised Statutes allows a corporation to purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

Other financial arrangements made by the corporation pursuant to Section 78.752 may include the following:

(a)	the creation of a trust fund;

(b)	the establishment of a program of self-insurance;

(c)	the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; and

(d)	the establishment of a letter of credit, guaranty or surety

No financial arrangement made pursuant to Section 78.752 may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

Any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to an undertaking to repay the amount if it is determined by a court that the indemnified party is not entitled to be indemnified by the corporation, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances.

The determination must be made:

(a)	by the stockholders;

(b)	by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;

(c)	if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or

(d)	if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of March 5, 2013, with the computation being based upon 18,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Index

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

At December 31, 2012, our president advanced $36,627 to us towards working capital (December 31, 2011 - $35,627).

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2012, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Index

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

2012	$13,245	MaloneBailey,LLP
2011	$10,000	MaloneBailey,LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$-	MaloneBailey,LLP
2011	$-	MaloneBailey,LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$-	MaloneBailey,LLP
2011	$-	MaloneBailey,LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-	MaloneBailey,LLP
2011	$-	MaloneBailey,LLP

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

Index

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1

3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2

3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3

3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4

4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1

10.1	Trust Agreement	SB-2	January 19, 2001	10.1

10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

Index

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of March, 2013.

DRAVCO MINING INC.

BY:	/s/ RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer , Secretary and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By: /s/ RODNEY LOZINSKI	President, Principal Executive Officer,	March 5th, 2013
Rodney Lozinski	Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Index

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1

3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2

3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3

3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4

4.1	Specimen stock certificate	SB-2	January 19, 2001	4.1

10.1	Trust Agreement	SB-2	January 19, 2001	10.1

10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X