Form 10-Q
period 2013-03-31
DRAVCO MINING INC
filed 2013-05-13
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

1-888-437-5268
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
18,000,000 as of May 8th, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

2 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$63,468	$2,556
Prepaid	163	650

Total Assets	$63,631	$3,206

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts & interest payable	$44,546	$41,775
Due to a stockholder	36,627	36,627
Convertible notes payable	-	32,500
Promissory notes payable	72,500	68,500

Total Liabilities	$153,673	$179,402

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 100,000,000 shares with a $0.00001 par value Issued and outstanding: 18,000,000 shares outstanding as of March 31, 2013 and December 31, 2012	$180	$180

Additional Paid-in Capital	206,170	205,870

Deficit Accumulated During the Development Stage	(296,392)	(382,246)

Total Stockholders’ Deficit	(90,042)	(176,196)

Total Liabilities and Stockholders’ Deficit	63,631	3,206

See accompanying Notes to the Unaudited Financial Statements

 3 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		For the Period From September 20, 2000 (date of inception)
	2013	2012	to March 31, 2013

OPERATING EXPENSES

Consulting fees	-	-	2,500
Interest expense	800	1,263	11,737
Mineral property costs	-	-	8,370
Office and administrative	2,314	6,274	80,159
Professional fees	3,300	27,234	222,031
Transfer agent and filing fees	5,594	3,799	60,872
Travel	-	-	8,585
Total Operating Expenses	12,008	38,570	394,254

OTHER INCOME
Other income	97,862	-	97,862

NET INCOME (LOSS)	$85,854	$(38,570)	$(296,392)

NET LOSS PER COMMON SHARE:

Basic and Diluted	($0.00)	($0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000

See accompanying Notes to the Unaudited Financial Statements

4 | P a g e

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		For the Period From September 20, 2000 (date of inception)
	2013	2012	to March 31, 2013

OPERATING ACTIVITIES
Net Income (loss)	$85,854	$(38,570)	$(296,392)
Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	300	300	6,300
Change in operating assets and liabilities:
- Prepaid expenses	487	5,000	(163)
(Decrease) Increase in accounts & interest payable	2,771	5,927	44,546

Net Cash From (used in) Operating Activities	89,412	(27,343)	(245,709)

FINANCING ACTIVITIES
Due to stockholder	-	1,000	36,627
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	-	32,500	101,000
Principal payments on long term debt	(28,500)	-	(28,500)

Net Cash Provided By Financing Activities	(28,500)	33,500	309,177

CHANGE IN CASH	60,912	6,157	63,468

CASH - Beginning of Period	2,556	828	-

CASH - End of Period	$63,468	$6,985	$63,468

Non-Cash Activities
Reclass from convertible to non-convertible debt	32,500	-	47,500
Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying Notes to the Unaudited Financial Statements

5 | P a g e

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

1.    Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (“Dravco” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2012, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.    Going Concern

As at March 31, 2013, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.    Related Party Transactions

The President of the Company is owed $36,627 as of March 31, 2013 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2013, the President has provided office space valued at $300 which was recorded as donated capital.

4.    Convertible and Other Notes Payable

During the year ended December 31, 2012, the Company borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013. As of March 31, 2013 the notes are no longer convertible as the notes are only convertible through maturity date.

On May 15, 2012 the Company borrowed $28,500 from a non-related party under a promissory note.  The promissory note accrued interest at a rate of 6% per annum and was due in full on June 15, 2012.  On March 15, 2013, the principal and accrued interest on the note was repaid in full.

 6 | P a g e

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

4.    Convertible and Other Notes Payable (continued)

On August 31, 2012 the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

5.    Other Income

Other income recorded during the period was a breakup fee paid to the Company to offset due diligence costs incurred in connection with a proposed merger that did not conclude.

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

8 | P a g e

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

Liquidity and Capital Resources

At March 31, 2013, we had a working capital deficit of $90,042.  Total assets increased to $63,631 from total assets of $3,206 at December 31, 2012.  Total assets consisted of $63,468 in cash, and $163 in prepaid expenses.

Net cash from (used in) operating activities was $89,412 and ($27,343) for the three months ended March 31, 2013 and 2012, respectively.  Cash from operating activities was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.   During the period ended March 31, 2013, the Company repaid a promissory note with a principal of $28,500, which is now paid in full.

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2013 was $200,050.  At March 31, 2013, our President has advanced a total of $36,627 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

On August 18, 2011, we borrowed $15,000 under three convertible debentures. The debentures bear interest of 10% per annum. The debentures matured on August 18, 2012. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of the date of this report, the notes are no longer convertible.

During the year ended December 31, 2012, we borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013. As of the date of this report, the notes are no longer convertible.

On May 15, 2012 we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bared interest at a rate of 6% per annum and was due in full on June 15, 2012.  On March 15, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 we borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

Deficit accumulated since inception is $296,392.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

9  | P a g e

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

Because we have a working capital deficit, have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations

For the three months ended March 31, 2013 and 2012

We did not generate any revenue during the three month periods ended March 31, 2013 and 2012.  We had net income of $85,854 for the three months ended March 31, 2013 compared to a net loss of $38,570 for the same period ended 2012.  Details are as follows:

Operating Expenses:  During the period ended March 31, 2013, the Company had a net gain of $85,854 from operating activities.  Cash from operating activities was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.  Total operating expenses during the period were $12,008 compared to total operating expenses of $38,570 at March 31, 2012.  Operating expenses were greater at March 31, 2012 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.

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

 10 | P a g e

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2012 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.   The debentures bear interest of 10% per annum.  The notes were convertible until August 18, 2012 at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. As of the date of this report, the notes have matured and are no longer convertible.

During the year ended December 31, 2012, we borrowed an aggregate of $32,500 from a non-related party under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013 and are no longer convertible.

The Company believes that the convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

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

12 | P a g e

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 8th day of May 2013.

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

14|  P a g e