Form 10-Q
period 2013-06-30
DRAVCO MINING INC
filed 2013-08-09
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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
18,000,000 as of August 8th, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

2 | Page

DRAVCO MINING INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$55,652	$2,556
Prepaid	-	650

Total Assets	$55,652	$3,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts & interest payable	$44,165	$41,775
Due to a stockholder	36,627	36,627
Convertible notes payable	-	32,500
Promissory notes payable	72,500	68,500

Total Liabilities	$153,292	$179,402

STOCKHOLDERS’ DEFICIT

Common Stock

Authorized: 100,000,000 shares with a $0.00001 par value Issued and outstanding: 18,000,000 shares outstanding as of June 30, 2013 and December 31, 2012	$180	$180

Additional Paid-in Capital	206,470	205,870

Deficit Accumulated During the Development Stage	(304,290)	(382,246)

Total Stockholders’ Deficit	(97,640)	(176,196)

Total Liabilities and Stockholders’ Deficit	55,652	3,206

See accompanying unaudited Notes to the Financial Statements

3 | Page

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From September 20,2000 (date of inception)
	2013	2012	2013	2012	to June 30, 2013

OPERATING EXPENSES

Consulting fees	-	-	-	-	2,500
Interest expense	800	2,890	1,600	4,154	12,537
Mineral property costs	-	-	-	-	8,370
Office and administrative	1,055	7,492	3,369	13,766	81,214
Professional fees	4,000	2,700	7,300	14,933	226,031
Transfer agent and filing fees	2,043	1,153	7,637	4,953	62,915
Travel	-	-	-	-	8,585
Total Operating Expenses	7,898	14,235	19,906	37,806	402,152

OTHER INCOME
Other income	-	-	97,862	-	97,862

NET INCOME (LOSS)	$(7,898)	$(14,235)	$77,956	$(37,806)	$(304,290)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying unaudited Notes to the Financial Statements

4 | Page

DRAVCO MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		For the Period From September 20, 2000 (date of inception)
	2013	2012	to June 30, 2013

OPERATING ACTIVITIES

Net income (loss)	$77,956	$(37,806)	$(304,290)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
- Donated rent	600	600	6,600

Change in operating assets and liabilities:
- Prepaid expenses	650	3,375	-
- (Decrease) Increase in accounts & interest payable	2,390	21,581	44,165

Net Cash (used in) Operating Activities	81,596	(12,250)	(253,525)

FINANCING ACTIVITIES

Due to stockholder	-	1,000	36,627
Deferred financing costs	-	(46,045)	-
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	-	32,500	47,500
Proceeds from issuance of promissory note payable	-	28,500	53,500
Principal payments on long term debt	(28,500)	-	(28,500)

Net Cash Provided By Financing Activities	(28,500)	15,955	309,177

CHANGE IN CASH	53,096	3,705	55,652

CASH - Beginning of Period	2,556	828	-

CASH - End of Period	$55,652	$4,533	$55,652

Non-Cash Transactions
Reclass for convertible debentures	$32,500	$-	$47,500

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying unaudited Notes to the Financial Statements

5 | Page

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
June 30, 2013

1.     Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Dravco Mining Inc. (“Dravco” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2012, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.     Going Concern

As at June 30, 2013, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.     Related Party Transactions

The President of the Company is owed $36,627 as of June 30, 2013 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2013, the President has provided office space valued at $600 which was recorded as donated capital.

4.     Convertible and Other Notes Payable

During 2012, the Company borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013. As of June 30, 2013, the notes are no longer convertible as the notes are only convertible through maturity date.

On May 15, 2012, the Company borrowed $28,500 from a non-related party under a promissory note.  The promissory note accrued interest at a rate of 6% per annum and was due in full on June 15, 2012.  On March 15, 2013, the principal and accrued interest on the note was repaid in full.

6 | Page

Dravco Mining Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
June 30, 2013

4.     Convertible and Other Notes Payable (continued)

On August 31, 2012, the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

5.     Other Income

Other income of $97,862 recorded during the six months ended June 30, 2013 was a breakup fee paid to the Company to offset due diligence costs incurred in connection with a proposed merger that did not conclude.

7 | Page

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

8 | Page

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

Liquidity and Capital Resources

At June 30, 2013, we had a working capital deficit of $97,640.  Total assets increased to $55,652 from total assets of $3,206 at December 31, 2012.  Total assets consisted of $55,652 in cash.

Net cash from (used in) operating activities was $81,596 and ($12,250) for the six months ended June 30, 2013 and 2012, respectively.  Cash from operating activities was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.   During the six months ended June 30, 2013, the Company repaid a promissory note with a principal of $28,500, which is now paid in full.

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2013 was $200,050.  At June 30, 2013, our president is owed $36,627 for funds advanced to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

On August 18, 2011, we borrowed $15,000 under three convertible debentures. The debentures bear interest of 10% per annum. The debentures matured on August 18, 2012 and as of the date of this report, are no longer convertible.

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

Deficit accumulated since inception is $304,290.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our president and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

9 | Page

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations

For the three months ended June 30, 2013 and 2012

We did not generate any revenue during the three month periods ended June 30, 2013 and 2012.  We had a net loss of $7,898 for the three months ended June 30, 2013 compared to a net loss of $14,235 for the same period ended 2012.  Details are as follows:

Operating Expenses:  Operating expenses for the three months ended June 30, 2013 were comprised of $1,055 in office and administrative costs, $4,000 in audit fees, $2,043 in transfer agent and filing fees and $800 in interest expense paid on notes payable still outstanding in the Company. Operating expenses were greater at June 30, 2012 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.

For the six months ended June 30, 2013 and 2012

We did not generate any revenue during the six month periods ended June 30, 2013 and 2012.  We had net income of $77,956 for the six months ended June 30, 2013 compared to a net loss of $37,806 for the same period ended 2012.  Details are as follows:

Operating Expenses:  During the period ended June 30, 2013, the Company had a net gain of $77,956 from operating activities.   Cash from operating activities was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.  Total operating expenses during the period were $19,906 compared to total operating expenses of $37,806 at June 30, 2012.  Operating expenses were greater at June 30, 2012 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.

10 | Page

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

11 | Page

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

None.

ITEM 5.                 OTHER INFORMATION

None.

12 | Page

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

13 | Page

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 8th day of August 2013.

DRAVCO MINING INC.
(Registrant)

BY:	/s/ RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

14 | Page

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

15 | Page