Form 10-Q
period 2013-09-30
SPIRE TECHNOLOGIES INC.
filed 2013-10-31
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50664

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
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
54,000,000 as of October 28, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

2 | Page

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$45,912	$2,556
Prepaid	-	650

Total Assets	$45,912	$3,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts & interest payable	$48,688	$41,775
Due to a stockholder	36,627	36,627
Convertible notes payable	-	32,500
Promissory notes payable	72,500	68,500

Total Liabilities	$157,815	$179,402

STOCKHOLDERS’ DEFICIT

Common Stock

Authorized: 300,000,000 shares with a $0.00001 par value
Issued and outstanding: 54,000,000 shares outstanding as of September 30, 2013 and December 31, 2012	$540	$540

Additional Paid-in Capital	206,410	205,510

Deficit Accumulated During the Development Stage	(318,853)	(382,246)

Total Stockholders’ Deficit	(111,903)	(176,196)

Total Liabilities and Stockholders’ Deficit	45,912	3,206

See accompanying unaudited Notes to the Financial Statements

3 | Page

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From September 20, 2000 (date of inception) to September 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES

Consulting fees	-	-	-	-	2,500
Interest expense	800	6,193	2,400	10,347	13,337
Mineral property costs	-	-	-	-	8,370
Office and administrative	2,053	5,551	5,422	19,317	83,267
Professional fees	1,500	54,220	8,800	69,153	227,531
Transfer agent and filing fees	8,170	5,609	15,807	10,562	71,085
Travel	2,040	2,230	2,040	2,230	10,625
Total Operating Expenses	14,563	73,803	34,469	111,609	416,715

OTHER INCOME
Other income	-	-	97,862	-	97,862

NET INCOME (LOSS)	$(14,563)	$(73,803)	$63,393	$(111,609)	$(318,853)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000	54,000,000	54,000,000

See accompanying unaudited Notes to the Financial Statements

4 | Page

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,		For the Period From September 20, 2000 (date of inception)
	2013	2012	to September 30, 2013

OPERATING ACTIVITIES
Net income (loss)	$63,393	$(111,609)	$(318,853)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
- Donated rent	900	900	6,900

Change in operating assets and liabilities:
- Prepaid expenses	650	3,863	-
-(Decrease) Increase in accounts & interest payable	6,913	25,494	48,688

Net Cash (used in) Operating Activities	71,856	(81,352)	(263,265)

FINANCING ACTIVITIES
Due to stockholder	-	1,000	36,627
Deferred financing costs	-	-	-
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	-	32,500	47,500
Proceeds from issuance of promissory note payable	-	53,500	53,500
Principal payments on long term debt	(28,500)	-	(28,500)

Net Cash Provided By Financing Activities	(28,500)	87,000	309,177

CHANGE IN CASH	43,356	5,648	45,912

CASH - Beginning of Period	2,556	828	-

CASH - End of Period	$45,912	$6,476	$45,912

Non-Cash Transactions
Reclass for convertible debentures	$32,500	$15,000	$47,500

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying unaudited Notes to the Financial Statements

5 | Page

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2013

1.    Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Spire Technologies Inc. (formerly Dravco Mining Inc.)  (“Spire” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Dravco’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2012, as reported in Form 10-K, have been omitted. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.    Going Concern

As at September 30, 2013, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.    Related Party Transactions

The President of the Company is owed $36,627 as of September 30, 2013 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2013, the President has provided office space valued at $900 which was recorded as donated capital.

4.    Convertible and Other Notes Payable

During 2012, the Company borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013. As of September 30, 2013, the notes are no longer convertible as the notes are only convertible through maturity date.

On May 15, 2012, the Company borrowed $28,500 from a non-related party under a promissory note.  The promissory note accrued interest at a rate of 6% per annum and was due in full on June 15, 2012.  On March 15, 2013, the principal and accrued interest on the note were repaid in full.

6 | Page

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
 (A Development Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2013

4.    Convertible and Other Notes Payable (continued)

On August 31, 2012, the Company borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

5.    Other Income

Other income of $97,862 recorded during the nine months ended September 30, 2013 was a breakup fee paid to the Company to offset due diligence costs incurred in connection with a proposed merger that did not conclude.

6.    Stockholders' Equity

On September 23, 2013, the Company increased its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock; par value $0.00001 per share which correspondingly effected a forward stock split on a three for one (3:1) basis, whereby each shareholder would hold three shares for every one share previously held.

The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented.

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

As used in this quarterly report the terms “we”, “us”, “our”, and the “Company” means Spire Technologies Inc. (formerly Dravco Mining Inc.), unless otherwise indicated.

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

On August 28th, 2013, we entered into a Letter of Intent to acquire 100% of of the outstanding equity securities of Health Metrix Inc. such that at the conclusion of the transaction, Health Metrix Inc. will become a wholly owned subsidiary of Spire Technologies Inc. pursuant to an Agreement and Plan of Merger and Reorganization.  Health Metrix Inc.; a private corporation formed in the State of Delaware, is launching a revolutionary patient survey and communication platform enabling hospitals to gather crucial patient satisfaction, patient outcomes and drive discharge adherence.  The platform will also be used by hospitals for patient scheduling adherence as well as internal employee surveys and rewards.  The Health Metrix platform directly rewards any participant of a survey or takes request with cash and shopping incentives from Walmart.   The platform is tested, scalable and ready for market.   Health Metrix Inc. has also partnered with Walmart as an exclusive retail and marketing partner.

Completion of the transaction under the LOI is dependent on, among other things, a private placement of not less than 3,500,000 shares at a price not less than $0.50 per share, 100% of the shareholders of Health Metrix Inc. approving and participating in the transaction contemplated in the LOI and receipt of any necessary regulatory approvals and compliance with statutory filing requirements with respect to the transaction.

8 | Page

As a condition of the proposed transaction with Health Metrix Inc.; on September 16, 2013 , our Board of Directors approved a forward stock split of our common stock at the rate of three shares of common stock for each one share of common stock of the Company’s authorized and issued and outstanding shares (the “Stock Split”). The Board of Directors resolved that a Certificate of Change be filed with the Nevada Secretary of State reflecting an increase in the number of authorized shares of common stock from 100,000,000 to 300,000,000 resulting from the stock split.  The stock split took effect on October 15, 2013.  A copy of the amendment is filed as an exhibit to this report.

Furthermore effective October 15, 2013, we changed our name from Dravco Mining Inc. to Spire Technologies Inc. to better reflect our new business direction. A copy of the amendment is filed as an exhibit to this report.  In connection with the name change we have been assigned a new stock symbol “SPTK”.

The parties intend to close the proposed Acquisition by October 31, 2013.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Spire Technologies Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.

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

Liquidity and Capital Resources

At September 30, 2013, we had a working capital deficit of $111,903.  Total assets increased to $45,912 from total assets of $3,206 at December 31, 2012.  Total assets consisted of $45,912 in cash.

Net cash from (used in) operating activities was $71,856 and $ (81,352) for the nine months ended September 30, 2013 and 2012, respectively.  Cash from operating activities was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.   During the nine months ended September 30, 2013, the Company repaid a promissory note with a principal of $28,500, which is now paid in full.

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

9 | Page

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2013 was $200,050.  At September 30, 2013, our president is owed $36,627 for funds advanced to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Deficit accumulated since inception is $318,853.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our president and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Plan of Operation

Currently, we are a development stage corporation.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Our plan of operation for the next twelve months will be to continue working towards the completion of the proposed transaction under the LOI executed on August 28, 2013.  In the event the transaction does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended September 30, 2013 and 2012

We did not generate any revenue during the three month periods ended September 30, 2013 and 2012.  We had a net loss of $14,563 for the three months ended September 30, 2013 compared to a net loss of $73,803 for the same period ended 2012.  Details are as follows:

10 | Page

Operating Expenses:  Operating expenses for the three months ended September 30, 2013 were comprised of $2,053 in office and administrative costs, $1,500 in audit fees, $8,170 in transfer agent and filing fees, $2,040 in travel expenses related to the due diligence investigation of Health Metrix Inc. and $800 in interest expense paid on notes payable still outstanding in the Company. Operating expenses were greater at September 30, 2012 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.

For the nine months ended September 30, 2013 and 2012

We did not generate any revenue during the nine month periods ended September 30, 2013 and 2012.  We had net income of $63,393 for the nine months ended September 30, 2013 compared to $ (111,609) for the same period ended 2012.  Details are as follows:

Operating Expenses:  During the period ended September 30, 2013, the Company had a net gain of $63,393 from operating activities.   Cash from operating activities was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.  Total operating expenses during the period were $34,469 compared to total operating expenses of $111,609 at September 30, 2012.  Operating expenses were greater at September 30, 2012 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.

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

11 | Page

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

None.

13 | Page

ITEM 6.       EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

3.5	Amendments to the Articles of Incorporation of Dravco Mining Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a- 15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

14 | Page

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 28th day of October 2013.

SPIRE TECHNOLOGIES INC.
(Formerly, Dravco Mining Inc.)
(Registrant)

BY:	/s/ RODNEY LOZINSKI
Rodney Lozinski
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

15 | Page

EXHIBIT INDEX

Exhibit No.	Document Description

3.5	Amendments to the Articles of Incorporation of Dravco Mining Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a- 15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

16 | Page