Form 10-K
period 2013-12-31
SPIRE TECHNOLOGIES INC.
filed 2014-03-10
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

Commission file number 000-50664

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Suite 201 – 55 York Street
Toronto, ON   M5J 1R7
(Address of principal executive offices, including zip code.)

(416) 903-0059
(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Unit 404-#101 – 1865 Dilworth Drive
Kelowna, British Columbia, Canada   V1Y 9T1

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [   ]

The aggregate market value of the voting common stock held by non-affiliates (24,000,000 shares of voting common stock) as of the most recently completely second fiscal quarter, computed at the par value of the stock at $0.00001 was $240, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.

On March 6, 2014, the Registrant had 54,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

SPIRE TECHNOLOGIES INC.
(Formerly DRAVCO MINING INC.)

Index to Form 10-K
For the Fiscal Year Ended December 31, 2013

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1.            BUSINESS

We were incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002, we changed our name to Dravco Mining Inc.    We maintain our statutory registered agent’s office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada, 89109 and our business office is Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  Our telephone number is (416) 903-0059.

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

On August 28th, 2013, we entered into a Letter of Intent to acquire 100% of the outstanding equity securities of Health Matrix, LLC, such that at the conclusion of the transaction, Health Matrix, LLC will become a wholly owned subsidiary of Spire Technologies Inc. pursuant to a Share Exchange Agreement (the “Exchange”).  Health Matrix, LLC (“Matrix”); a private corporation formed in the State of Delaware, is launching a revolutionary patient survey and communication platform enabling hospitals to gather crucial patient satisfaction, patient outcomes and drive discharge adherence.  The platform will also be used by hospitals for patient scheduling adherence as well as internal employee surveys and rewards.  The Health Matrix platform directly rewards any participant of a survey or takes request with cash and shopping incentives from Walmart.   The platform is tested, scalable and ready for market.   Health Matrix, LLC has also partnered with Walmart as an exclusive retail and marketing partner.

As a condition of the proposed transaction with Matrix; on September 16, 2013, our Board of Directors (the “Board”) approved a forward stock split of our common stock at the rate of three shares of common stock for each one share of common stock of the Company’s authorized and issued and outstanding shares. The Board also resolved to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 resulting from the stock split.  The stock split took effect on October 15, 2013. Furthermore on October 15, 2013, we changed our name from Dravco Mining Inc. to Spire Technologies Inc. to better reflect our new business direction.

The Letter of Intent with Health Matrix, LLC expired on December 31, 2013, however both parties continue to be committed to completing the transaction as proposed.

We have no employees and own no property.  We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

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

We anticipate that we will contact broker/dealers and other persons with whom our management are acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board.  We anticipate that the business opportunities presented to us will:

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our management would not thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our management may resign from their management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our officer and directors would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our management, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officer or directors are currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management’s analysis of the quality of the other company’s management and personnel;
-	the anticipated acceptability of new products or marketing concepts;
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

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our management to seek the stockholders’ advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our management, who are not professional business analysts.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

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

Potential investors must recognize that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products;
-	services and company history;
-	management resumes;
-	financial information;
-	available projections, with related assumptions upon which they are based;
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto;
-	present and proposed forms of compensation to management;
-	a description of transactions between such company and its affiliates during relevant periods;
-	a description of present and required facilities;

-	an analysis of risks and competitive conditions;
-	a financial plan of operation and estimated capital requirements;
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and

-	other information deemed relevant.

As part of our investigation, our management:

-	may meet personally with management and key personnel;
-	may visit and inspect material facilities;
-	obtain independent analysis or verification of certain information provided;
-	check references of management and key personnel; and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Benefits of a Merger or Acquisition With Us

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders;
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial; and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements;
-	licenses;
-	joint ventures; and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our management may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our director and principal shareholder.

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

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto;
-	specify certain events of default;
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing;
-	outline the manner of bearing costs if the transaction is not closed;
-	set forth remedies upon default; and
-	include miscellaneous other terms.

We anticipate that we, and/or our management and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a definitive binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

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

Employees

We currently have no employees other than our sole officer and Board of Directors. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.         RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.            PROPERTIES

We own no real property. We currently maintain limited office space located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us with office space in which we conduct business on our behalf.  Our president does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

ITEM 3.            LEGAL PROCEEDINGS

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently traded on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter QB marketplace under the name “Spire Technologies Inc.” and under the symbol “SPTK”. Our common stock par value is $0.00001 per share.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2013
Fourth Quarter 10-1-13 to 12-31-13	$0.71	$0.24
Third Quarter 7-1-13 to 9-30-13	N/A	N/A
Second Quarter 4-1-13 to 6-30-13	N/A	N/A
First Quarter 1-1-13 to 3-31-13	$0.71	$0.71

Fiscal Year	High Bid	Low Bid
2012
Fourth Quarter 10-1-12 to 12-31-12	N/A	N/A
Third Quarter 7-1-12 to 9-30-12	$0.75	$0.70
Second Quarter 4-1-12 to 6-30-12	$1.05	$0.75
First Quarter 1-1-12 to 3-31-12	$1.05	$0.80

Shareholders

At March 6, 2014 the Company had 32 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

On August 18, 2011, we entered into agreements with three non-related parties whereby the non-related parties each advanced to us $5,000 under a convertible debenture, for an aggregate principal amount of $15,000.  The debentures bared an interest rate of 10% per annum which was to be calculated on the unpaid balance on the maturity date of August 18, 2012.  As of December 31, 2013, the notes are no longer convertible.

During the year ended December 31, 2012, the Company borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013.   As of December 31, 2013, the notes are no longer convertible.

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

We presently finance our operations through debt and equity financings.  We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. If financing is not available on acceptable terms, we may be unable to continue, develop or expand our operations.  Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $22,149, comprised solely of cash.  Our liabilities were $160,218, resulting in a working capital deficit of $138,069, compared to $3,206 in total assets and total liabilities of $179,402 for the year ended December 31, 2012.   During the year ended December 31, 2013 the Company’s liabilities decreased as a result of the repayment of a promissory note in the amount of $28,500.

Net cash from (used in) operating activities was $48,093 and $(85,272) for the year ended December 31, 2013 and 2012, respectively.  Cash from operating activities in fiscal 2013 was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.   During the twelve months ended December 31, 2013, the Company repaid a promissory note with a principal of $28,500, which is now paid in full.

Net cash provided by (used in) financing activities was $(28,500) and $87,000 for the twelve months ended December 31, 2013 and 2012, respectively.  Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2013 was $200,050.  To date, our management has advanced a total of $36,627 (December 31, 2012 $36,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

We need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

Deficit accumulated since inception is $345,319.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

Plan of Operation

Currently we are a development stage corporation.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

On August 28, 2013, we entered into a Letter of Intent to acquire 100% of the outstanding equity securities of Health Matrix, LLC, such that at the conclusion of the transaction, Health Matrix, LLC will become a wholly owned subsidiary of Spire Technologies Inc. pursuant to an Exchange Agreement (the “Exchange”).  Health Matrix, LLC (“Matrix”); a private corporation formed in the State of Delaware, is launching a revolutionary patient survey and communication platform enabling hospitals to gather crucial patient satisfaction, patient outcomes and drive discharge adherence.  The platform will also be used by hospitals for patient scheduling adherence as well as internal employee surveys and rewards.  The Health Matrix platform directly rewards any participant of a survey or takes request with cash and shopping incentives from Walmart.   The platform is tested, scalable and ready for market.   Health Matrix, LLC has also partnered with Walmart as an exclusive retail and marketing partner.

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

Results of Activities

For the Years Ended December 31, 2013 and 2012

We did not generate any revenues from operations during the fiscal years ended December 31, 2013 and 2012.

During the fiscal years ended December 31, 2013 and 2012, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had net income of $36,927 for the year ended December 31, 2013 compared to a net loss of $118,866 for the year ended December 31, 2012.  The change is explained below.

Operating Expenses:  Operating expenses were $60,935 and $118,866 for the years ended December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013, total operating expenses decreased by $57,931. Operating expenses were greater at December 31, 2012 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.  Operating expenses at December 31, 2013 were comprised of $12,541 in office and administrative costs, $25,250 in professional fees, $17,904 in transfer agent and filing fees, $2,040 in travel expenses related to the due diligence investigation of Health Matrix, LLC  and $3,200 in interest expense paid on notes payable still outstanding in the Company.

As of December 31, 2013, we have yet to generate revenues from our business operations.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Use of Estimates:  The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Expenses	F–3

Statements of Stockholders’ (Deficit)	F–4

Statements of Cash Flows	F–6

Notes to the Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spire Technologies, Inc. (formerly Dravco Mining, Inc.)
(A Development Stage Company)
Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Spire Technologies, Inc. (formerly Dravco Mining, Inc.) (a development stage company) (the “Company”) as of December 31, 2013 and 2012 and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from September 20, 2000 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from September 20, 2000 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

March 7, 2014

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$22,149	$2,556
Prepaid	-	650

Total Assets	$22,149	$3,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts & interest payable	$51,091	$41,775
Due to a stockholder	36,627	36,627
Convertible notes payable	-	32,500
Promissory notes payable	72,500	68,500

Total Liabilities	$160,218	$179,402

STOCKHOLDERS’ DEFICIT

Common Stock

Authorized: 300,000,000 shares with a $0.00001 par value Issued and outstanding: 54,000,000 shares as of December 31, 2013 and 2012	$540	$540

Additional Paid-in Capital	206,710	205,510

Deficit Accumulated During the Development Stage	(345,319)	(382,246)
	-
Total Stockholders’ Deficit	(138,069)	(176,196)

Total Liabilities and Stockholders’ Deficit	$22,149	$3,206

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
STATEMENTS OF EXPENSES

	For the Year Ended December 31,		For the Period From September 20, 2000 (date of inception)
	2013	2012	to December 31, 2013

OPERATING EXPENSES

Consulting fees	-	-	2,500
Interest expense	3,200	10,937	14,137
Mineral property costs	-	-	8,370
Office and administrative	12,541	22,203	90,386
Professional fees	25,250	70,653	243,981
Transfer agent and filing fees	17,904	12,842	73,182
Travel	2,040	2,231	10,625
Total Operating Expenses	60,935	118,866	443,181

OTHER INCOME
Other income	(97,862)	-	(97,862)

NET INCOME (LOSS)	$36,927	$(118,866)	$(345,319)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the Period From September 20, 2000 (Date of Inception) to December 31, 2013

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the
	Number	Par Value	(Discount)	Development Stage	Total

Balance September 20, 2000 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for cash on September 20, 2000	30,000,000	300	(250)	-	50

Net income (loss) in 2000	-	-	-	(19,386)	(19,386)

Net income (loss) in 2001	-	-	-	(2,097)	(2,097)

Net income (loss) in 2002	-	-	-	(5,129)	(5,129)

Net income (loss) in 2003	-	-	-	(21,614)	(21,614)

Shares issued for cash on March 10, 2004	24,000,000	240	199,760	-	200,000

Net income (loss) in 2004	-	-	-	(16,562)	(16,562)

Donated rent	-	-	1,200	-	1,200

Net income (loss) in 2005	-	-	-	(25,910)	(25,910)

Net income (loss) in 2006	-	-	-	(28,694)	(28,694)

Net income (loss) in 2007	-	-	-	(26,350)	(26,350)

Balance, December 31, 2007	54,000,000	540	200,710	(145,742)	55,508

Net income (loss) in 2008	-	-	-	(41,024)	(41,024)

Balance, December 31, 2008	54,000,000	540	200,710	(186,766)	14,484

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the Period From September 20, 2000 (Date of Inception) to December 31, 2013

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Number	Par Value		(Discount)	Total

Donated rent	-	-	1,200	-	1,200

Net income (loss) in 2009	-	-	-	(27,622)	(27,622)

Balance, December 31, 2009	54,000,000	540	201,910	(214,388)	(11,938)

Donated rent	-	-	1,200	-	1,200

Net income (loss) in 2010	-	-	-	(23,088)	(23,088)

Balance, December 31, 2010	54,000,000	540	203,110	(237,476)	(33,826)

Donated rent	-	-	1,200	-	1,200

Net income (loss) in 2011	-	-	-	(25,904)	(25,904)

Balance, December 31, 2011	54,000,000	540	204,310	(263,380)	(58,530)

Donated rent	-	-	1,200	-	1,200

Net income (loss) in 2012	-	-	-	(118,866)	(118,866)

Balance, December 31, 2012	54,000,000	540	205,510	(382,246)	(176,196)

Donated rent	-	-	1,200	-	1,200

Net income (loss) in 2013	-	-	-	36,927	36,927

Balance, December 31, 2013	54,000,000	$540	$206,710	$(345,319)	$(138,069)

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From September 20, 2000 (date of inception)
	2013	2012	to December 31, 2013

OPERATING ACTIVITIES
Net income (loss)	$36,927	$(118,866)	$(345,319)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	1,200	1,200	7,200

Change in operating assets and liabilities:
- Prepaid expenses	650	4,350	-
-(Decrease) Increase in accounts & interest payable	9,316	28,044	51,091

Net Cash (used in) Operating Activities	48,093	(85,272)	(287,028)

FINANCING ACTIVITIES
Due to stockholder	-	1,000	36,627
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	-	32,500	47,500
Proceeds from issuance of promissory note payable	-	53,500	53,500
Principal payments on debt	(28,500)	-	(28,500)

Net Cash Provided By Financing Activities	(28,500)	87,000	309,177

CHANGE IN CASH	19,593	1,728	22,149

CASH - Beginning of Period	2,556	828	-

CASH - End of Period	$22,149	$2,556	$22,149

Non-Cash Transactions
Reclass of convertible debentures to nonconvertible promissory notes	32,500	15,000	47,500

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

1.    Nature of Business

Spire Technologies Inc. (formerly Dravco Mining Inc.) (“we”, “our” or the “Company”) was incorporated in Nevada on September 20, 2000. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to December 2008 was to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company is now seeking alternative business opportunities and is furthering its business plan.

2.    Going Concern

As at December 31, 2013, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

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

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

3.    Summary of Significant Accounting Policies (continued)

c)     Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As of December 31, 2013, there are no amounts that exceed the federally insured limits

d)     Long-lived Assets

ASC topic 360, “Property, Plant and Equipment” establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  There are no long-lived assets at December 31, 2013 and 2012.

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

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash, payables, and notes payable.  The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

3.    Summary of Significant Accounting Policies (continued)

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

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

4.    Related Party Transactions

The former president of the Company is owed $36,627 as of December 31, 2013 and December 31, 2012 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During 2013, the Company’s management provided office space valued at $1,200 which was recorded as donated capital.

5.    Convertible and Other Notes Payable

During 2012, the Company borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The notes were convertible at a conversion rate equal to the price of any aggregate financing exceeding one million dollars less a 20% discount. The debentures matured on January 31, 2013 and March 1, 2013. As of December 31, 2013, the notes are no longer convertible as the notes were only convertible through maturity date.

On May 15, 2012, the Company borrowed $28,500 from a non-related party.  The promissory note accrued interest at a rate of 6% per annum and was due in full on June 15, 2012.  On March 15, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 the Company borrowed an aggregate of $25,000 from two non-related parties.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

6.    Other Income

Other income of $97,862 in 2013 was a breakup fee paid to the Company to offset due diligence costs incurred in connection with a proposed merger that did not conclude.

7.    Stockholders’ Equity

On September 23, 2013, the Company increased its authorized common stock from 100,000,000 shares to 300,000,000 shares; par value $0.00001 per share and effected a forward stock split on a three for one basis, whereby each shareholder would hold three shares for every one share previously held.  The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented.

SPIRE TECHNOLOGIES INC.
(Formerly Dravco Mining Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

8.   Income Taxes

  Deferred income tax assets and liabilities as at December 31, 2013 and 2012 are as follows:

	2013	2012

Net operating losses carried forward	$69,729	$83,074
Valuation allowance	(69,729)	(83,074)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $199,226 available to offset taxable income in future years which expire in fiscal years ended 2021 through 2031.

9.   Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the fiscal years ended December 31, 2013 and 2012, included in this report have been audited by MaloneBailey, LLP, 9801 Westheimer Rd., Suite 1100, Houston, TX 77042 as set forth in their report included herein. There have been no disagreements with MaloneBailey, LLP, on accounting and financial disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2013:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of two members, one member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2013 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2013, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2013 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees during the last fiscal year.

Name	Age	Title

Rodney Lozinski	59	Director *Resigned from positions of: President, Principal Executive and Principal Financial Officer, Secretary, Treasurer and Principal Accounting Officer on November 1, 2013

Raniero Corsini	50	President, Principal Executive and Principal Financial Officer, Secretary, Treasurer, Principal Accounting Officer and Director effective November 1, 2013

Background of Officers and Directors

Rodney Lozinski, Director

Rodney L. Lozinski has served as a director as well as former president, principal executive and principal financial officer, secretary, treasurer, principal accounting officer since inception.  On November 1, 2013, he resigned from his officer positions with the Company but continues to serve as a member of the Board of Directors.  For the last thirty-three years, Mr. Lozinski, with his wife, has owned and operated businesses specializing in custom designing trees, plants and florals for homes and businesses. Creative Plant Interiors (established 1992) is a division of Dr. Plant Tropical Foliage Corporation (established in 1979) and operates out of Kelowna, British Columbia, Canada.  Mr. Lozinski was involved in the creation and maintenance of two worldwide websites that involves the manufacturing and shipping globally of plants and home decorating products (www.silkplantscanada.com).

Raniero Corsini, President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary Principal Accounting Officer & Director

Since October 2008, Raniero Corsini has been providing financial consulting services through his own consulting company in Toronto, Canada; 2099514 Ontario Inc.  Concurrent to managing 2099514 Ontario Inc. Mr. Corsini has been the managing director for Wildlaw Capital Markets in Toronto, Canada where he has been since April 2012.   Mr. Corsini received a Bachelors of Business Administration from the United States International University in San Diego, CA and London, UK.   He brings over twenty years of extensive experience in business management and sales with wealth and asset management companies in Canada.

From July 2001 to October 2008, Mr. Corsini served as Senior Vice President of Global Business Development and Structured Products at Sentry Select Capital Corp., a Canadian wealth management company in Toronto, Canada that offers a range of investment products including closed-end investment funds, mutual funds, principal-protected notes and flow-through limited partnerships, covering a variety of domestic and global mandates.   Mr. Corsini has served as a director of Northern Empire Energy Corp. (OTCPK: NOEEE) since March 2012 and was a director of MeeMee Media Inc. (OTCQB: MEME) from July 2010 through July 2013.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Lozinski and Corsini have not been the subject of the following events:

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

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended December 31 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required to be filed during the 2013 fiscal year were filed on a timely basis in compliance with Section 16(a).

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company’s Code of Ethics is incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2013 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
							Nonqualified
Name						Non- Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Rodney Lozinski:	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0
(Former President, former Principal Executive Officer, former Principal Financial Officer, former Secretary, former Treasurer and former Principal Accounting Officer. Resigned 11/1/13)	2011	0	0	0	0	0	0	0	0

Raniero Corsini:	2013	0	0	0	0	0	0	0	0
President, Principal	2012	0	0	0	0	0	0	0	0
Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	2011	0	0	0	0	0	0	0	0

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

The following table sets forth information with respect to compensation paid by us to directors during the last completed fiscal year.  Our fiscal year end is December 31, 2013.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Rodney Lozinski	0	0	0	0	0	0	0
Raniero Corsini	0	0	0	0	0	0	0

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2013, with the computation being based upon 54,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class (1)

Officers and Directors

Rodney Lozinski Unit 404-#101- 1865 Dilworth Dr. Kelowna, British Columbia V1Y 9T1	30,000,000	Director	55.56%

Raniero Corsini Suite 201 – 55 York Street Toronto, ON M5J 1R7	0	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	0%

All Officers and Directors as a Group (2 Persons)	30,000,000		55.56%

Principal Stockholders

Cede & Co. (FAST) (2) PO 2020 Bowling Green Station New York, NY 10004	12,874,200		23.84%

(1)	Percentage based on 54,000,000 shares of common stock outstanding on December 31, 2013

(2)
Cede & Co. acting as a depository service for beneficial holders of the Company’s common stock, holds an aggregate of 12,874,200 common shares. The beneficial owners of such shares are not known to the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Business Relationships

During the fiscal year ended December 31, 2013, Mr. Lozinski, our former president provided us his office in which we conducted business on our behalf.  Effective November 1, 2013, Mr. Corsini our current president, principal executive officer, principal financial officer, secretary, treasurer and director provided us with office space to conduct our business.  Neither Messrs. Corsini nor Lozinski have received any remuneration for the use of the office space.

At December 31, 2013, Rodney Lozinski our former president is owed $36,627 for loans previously advanced.

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

Director Independence

During the year ended December 31, 2013, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

2013	$9,500	MaloneBailey,LLP
2012	$13,245	MaloneBailey,LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$-	MaloneBailey,LLP
2012	$-	MaloneBailey,LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$-	MaloneBailey,LLP
2012	$-	MaloneBailey,LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$-	MaloneBailey,LLP
2012	$-	MaloneBailey,LLP

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1

3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2

3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3

3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4

3.5	Amendments to the Articles of Incorporation of Dravco Mining Inc.	10-Q	October 30, 2013	3.5

4.1	Specimen Stock Certificate	SB-2	January 19, 2001	4.1

10.1	Trust Agreement	SB-2	January 19, 2001	10.1

10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March 2014.

SPIRE TECHNOLOGIES INC. (Formerly Dravco Mining Inc.)

BY:	/s/ RANIERO CORSINI
Raniero Corsini President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By: /s/ RANIERO CORSINI Raniero Corsini	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	March 7, 2014

By: /s/ RODNEY LOZINSKI Rodney Lozinski	Director	March 7, 2014