Form 10-Q
period 2014-03-31
SPIRE TECHNOLOGIES INC.
filed 2014-04-30
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50664

SPIRE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 201 – 55 York Street
Toronto, ON   M5J 1R7
(Address of principal executive offices, including zip code.)

(416) 903 - 0059
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  54,000,000 as of April 28th, 2014.

SPIRE TECHNOLOGIES INC.

Index to Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

SPIRE TECHNOLOGIES INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$60,670	$22,149

Total Assets	$60,670	$22,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts & interest payable	$53,355	$51,091
Due to a stockholder	36,627	36,627
Promissory notes payable	122,500	72,500

Total liabilities	$212,482	$160,218

STOCKHOLDERS’ DEFICIT

Common Stock

Authorized: 300,000,000 shares with a $0.00001 par value Issued and outstanding: 54,000,000 shares outstanding as of March 31, 2014 and December 31, 2013	$540	$540

Additional paid-in capital	207,010	206,710

Deficit accumulated during the development stage	(359,362)	(345,319)

Total stockholders’ deficit	(151,812)	(138,069)

Total liabilities and stockholders’ deficit	$60,670	$22,149

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		For the Period From September 20, 2000 (date of inception)
	2014	2013	to March 31, 2014

OPERATING EXPENSES

Consulting fees	-	-	2,500
Interest expense	-	800	14,137
Mineral property costs	-	-	8,370
Office and administrative	4,545	2,314	94,931
Professional fees	5,000	3,300	248,981
Transfer agent and filing fees	4,498	5,594	77,680
Travel	-	-	10,625
Total Operating Expenses	14,043	12,008	457,224

OTHER INCOME
Other income	-	(97,862)	(97,862)

NET INCOME (LOSS)	$(14,043)	$85,854	$(359,362)

NET LOSS PER COMMON SHARE

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,		For the Period From September 20, 2000 (date of inception)
	2014	2013	to March 31, 2014

OPERATING ACTIVITIES

Net (loss) income	$(14,043)	$85,854	$(359,362)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
- Donated rent	300	300	7,500
Change in operating assets and liabilities:
- Prepaid expenses	-	487	-
- (Decrease) Increase in accounts & interest payable	2,264	2,771	53,355

Net Cash (used in) Operating Activities	(11,479)	89,412	(298,507)

FINANCING ACTIVITIES

Due to stockholder	-	-	36,627
Proceeds from sale of stock	-	-	200,050
Proceeds from issuance of convertible notes payable	-	-	47,500
Proceeds from issuance of promissory note payable	50,000	(28,500)	103,500
Principal payments on long term debt	-	-	(28,500)

Net Cash Provided By Financing Activities	50,000	(28,500)	359,177

CHANGE IN CASH	38,521	60,912	60,670

CASH - Beginning of Period	22,149	2,556	-

CASH - End of Period	$60,670	$63,468	$60,670

Non-Cash Transactions
Reclass from convertible to non-convertible debt	$-	$32,500	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2014

1.        Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Spire Technologies Inc. (“Spire” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Spire’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2013, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.        Going Concern

As at March 31, 2014, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.        Related Party Transactions

As at March 31, 2014 a director of the Company is owed $36,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2014, the President has provided office space valued at $300 which was recorded as donated capital.

4.        Notes Payable

During the quarter ended March 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  The amount due is unsecured, non-interest bearing and due on demand.

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

On August 28th, 2013, we entered into a Letter of Intent to acquire 100% of the outstanding equity securities of Health Matrix, LLC (“Matrix”); such that at the conclusion of the transaction, Health Matrix, LLC would become a wholly owned subsidiary of Spire Technologies Inc. pursuant to a Share Exchange Agreement (the “Exchange”).  As a condition of the proposed transaction with Matrix; on September 16, 2013, our Board of Directors (the “Board”) approved a forward stock split of our common stock at the rate of three shares of common stock for each one share of common stock of the Company’s authorized and issued and outstanding shares. The Board also resolved to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 resulting from the stock split.  The stock split took effect on October 15, 2013.  Furthermore on October 15, 2013, we changed our name from Dravco Mining Inc. to Spire Technologies Inc. to better reflect our new business direction.

The Letter of Intent with Health Matrix, LLC expired on December 31, 2013 and during the period ended March 31, 2014, each of Spire and Health Matrix agreed that the Letter of Intent will not be extended, nor will either party proceed to complete the transactions contemplated in the Letter of Intent. At the date of this report, we continue to explore alternative business opportunities.

We have no employees and own no property.  We have no monthly rent but expense a monthly fee of $100 towards donated rent.  Raniero Corsini, our president, chief financial officer and director, provides us his office in which we conduct business on our behalf.  Mr. Corsini does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.  We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

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

Liquidity and Capital Resources

At March 31, 2014, we had total assets of $60,670, comprised solely of cash.  Our liabilities were $212,482, resulting in a working capital deficit of $(151,812), compared to $22,149 in total assets and total liabilities of $160,218 for the year ended December 31, 2013.

Net cash from (used in) operating activities was $(11,479) and $89,412 for the three months ended March 31, 2014 and 2013, respectively.  Cash from operating activities in 2013 was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2014 was $200,050.  To date, our management has advanced a total of $36,627 (December 31, 2013 $36,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

During the quarter ended March 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  The amount due is unsecured, non-interest bearing and due on demand.

Deficit accumulated since inception is $(359,362).  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Our plan of operation for the next twelve months will be  (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended March 31, 2014 and 2013

We did not generate any revenue during the three month periods ended March 31, 2014 or 2013.  During the periods ended March 31, 2014 and 2013, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $(14,043) for the three months ended March 31, 2014 compared to a gain of $85,854 for the same period ended 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $14,043 and $12,008 for the three months ended March 31, 2014 and 2013, respectively.  During the period ended March 31, 2014, total operating expenses increased by $2,035 primarily as a result of expenses related to the due diligence investigation of the proposed merger with Health Matrix, LLC.  At March 31, 2014 expenses were comprised of $4,545 in office and administrative costs, $5,000 in professional fees and $4,498 in transfer agent and filing fees.

During the three months ended March 31, 2013 the Company had a net gain of $85,854 from operating activities due to the receipt of funds received in respect of a breakup fee paid to the Company regarding a failed merger transaction with Paradox Basin Resources Corp.

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

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2013 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

(ii)
As the Company is governed by one officer who is also a director, there is an inherent lack of segregation of duties and lack of independent governing board. Currently the Board of Directors acts in the capacity of the Audit Committee.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

None.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

The following documents are included herein:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.5	Amendments to the Articles of Incorporation of Dravco Mining Inc.	10-Q	October 30, 2013	3.5

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)				X

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 28th day of April 2014.

SPIRE TECHNOLOGIES INC.
(Registrant)

BY:	/s/ RANIERO CORSINI
Raniero Corsini
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and Director