Form 10-Q
period 2014-06-30
SPIRE TECHNOLOGIES INC.
filed 2014-07-25
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50664

SPIRE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 201 – 55 York Street
Toronto, ON M5J 1R7
(Address of principal executive offices, including zip code.)

(416) 903 - 0059
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000,000 as of July 23, 2014.

SPIRE TECHNOLOGIES INC.

Index to Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

SPIRE TECHNOLOGIES INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$57,080	$22,149

Total Assets	$57,080	$22,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts & interest payable	$54,733	$51,091
Due to a stockholder	36,627	36,627
Promissory notes payable	122,500	72,500

Total Liabilities	$213,860	$160,218

STOCKHOLDERS' DEFICIT

Common Stock

Authorized: 300,000,000 shares with a $0.00001 par value Issued and outstanding: 54,000,000 shares	$540	$540

Additional Paid-in Capital	207,310	206,710

Accumulated deficit	(364,630)	(345,319)

Total Stockholders' Deficit	(156,780)	(138,069)

Total Liabilities and Stockholders' Deficit	$57,080	$22,149

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

OPERATING EXPENSES

Interest expense	-	800	-	1,600
Office and administrative	1,988	1,055	6,533	3,369
Professional fees	2,000	4,000	7,000	7,300
Transfer agent and filing fees	1,280	2,043	5,778	7,637
Total Operating Expenses	5,268	7,898	19,311	19,906

OTHER INCOME
Other income	-	-	-	97,862

NET INCOME (LOSS)	$(5,268)	$(7,898)	$(19,311)	$77,956

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000	54,000,000	54,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net (loss) income	$(19,311)	$77,956

Adjustments to reconcile net (loss) income to net cash used in operating activities:
- Donated rent	600	600

Change in operating assets and liabilities:
- Prepaid expenses	-	650
-(Decrease) Increase in accounts & interest payable	3,642	2,390

Net Cash (used in) Operating Activities	(15,069)	81,596

FINANCING ACTIVITIES
Proceeds from issuance of promissory note payable	50,000	-
Principal payments on long term debt	-	(28,500)

Net Cash Provided By Financing Activities	50,000	(28,500)

CHANGE IN CASH	34,931	53,096

CASH - Beginning of Period	22,149	2,556

CASH - End of Period	$57,080	$55,652

Non-Cash Transactions
Reclass from convertible to non-convertible debt	$-	$32,500

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
Notes to the Unaudited Financial Statements
June 30, 2014

1.            Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Spire Technologies Inc. ("Spire" or the "Company") have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Spire's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2013, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

2.            Going Concern

As at June 30, 2014, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.            Related Party Transactions

As at June 30, 2014 a director of the Company is owed $36,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2014, the President has provided office space valued at $600 which was recorded as donated capital.

4.            Notes Payable

During the six months ended June 30, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  The amount due is unsecured, non-interest bearing and due on demand.

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

As used in this quarterly report the terms "we", "us", "our", and the "Company" means Spire Technologies Inc. unless otherwise indicated.

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

On August 28th, 2013, we entered into a Letter of Intent to acquire 100% of the outstanding equity securities of Health Matrix, LLC ("Matrix"); such that at the conclusion of the transaction, Health Matrix, LLC would become a wholly owned subsidiary of Spire Technologies Inc. pursuant to a share exchange agreement.  As a condition of the proposed transaction with Matrix our Board of Directors approved a forward stock split of our common stock at the rate of three shares of common stock for each one share of common stock of the Company's authorized and issued and outstanding shares and we changed our name from Dravco Mining Inc. to Spire Technologies Inc. to better reflect our change in business direction.

During the six months ended June 30, 2014, each of Spire and Health Matrix agreed that the Letter of Intent would not be extended, nor would either party proceed to complete the transactions contemplated in the Letter of Intent. At the date of this report, we continue to explore alternative business opportunities.

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

Liquidity and Capital Resources

At June 30, 2014, we had total assets of $57,080, comprised solely of cash.  Our liabilities were $213,860, resulting in a working capital deficit of $(156,780), compared to $22,149 in total assets and total liabilities of $160,218 for the year ended December 31, 2013.

Net cash from (used in) operating activities was $(15,069) and $81,596 for the six months ended June 30, 2014 and 2013, respectively.  Cash from operating activities in 2013 was due to receipt of funds received in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp.

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2014 was $200,050.  To date, our management has advanced a total of $36,627 (December 31, 2013 $36,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that management will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

On May 15, 2012 we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bared interest at a rate of 6% per annum and was due in full on June 15, 2012.  During the six months ended June 30, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 we borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

During the six months ended June 30, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  The amount due is unsecured, non-interest bearing and due on demand.

Deficit accumulated since inception is $(364,630).  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Results of Operations

We did not generate any revenues during the periods ended June 30, 2014 and 2013.

During the six month periods ended June 30, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended June 30, 2014 and 2013

We had a net loss of $(5,268) for the three months ended June 30, 2014 compared to a net loss of $(7,898) for the same period ended 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $5,268 and $7,898 for the three months ended June 30, 2014 and 2013, respectively.  During the period ended June 30, 2014, total operating expenses decreased by $2,630. At June 30, 2013, operating expenses were greater due to increased professional fees incurred with the proposed merger with Paradox Resources Inc.  At June 30, 2014 expenses were comprised of $1,988 in office and administrative costs, $2,000 in professional fees and $1,280 in transfer agent and filing fees.

For the six months ended June 30, 2014 and 2013

We did not generate any revenue during the six month periods ended June 30, 2014 and 2013.  We had a net loss of $(19,311) for the six months ended June 30, 2014 compared to net income of $77,956 for the same period ended 2013.  At June 30, 2013, the Company received $97,862 in respect of a breakup fee paid to the Company regarding the failed merger transaction with Paradox Basin Resource Corp., which was recorded as other income during the period.

During the periods ended June 30, 2014 and 2013, the Company's operating expenses were $19,311 and $19,906 respectively.   Operating expenses at June 30, 2014 we comprised of $6,533 in office and administrative costs, $7,000 in professional fees and $5,778 in transfer agent and filing fees.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

(i)
The Company's management is relying on external consultants for purposes of preparing its financial reporting package; the company's sole officer may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes that the convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

None.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS.

The following documents are included herein:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.5	Amendments to the Articles of Incorporation of Dravco Mining Inc.	10-Q	October 30, 2013	3.5

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 23rd day of July 2014.

SPIRE TECHNOLOGIES INC.
(Registrant)

BY:	/s/ RANIERO CORSINI
Raniero Corsini
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and Director