Form 10-Q
period 2014-09-30
SPIRE TECHNOLOGIES INC.
filed 2014-11-03
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000,000 as of November 3, 2014.

SPIRE TECHNOLOGIES INC.

Index to Form 10-Q
For the Quarterly Period Ended September 30, 2014

SPIRE TECHNOLOGIES INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$52,501	$22,149

Total Assets	$52,501	$22,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts & interest payable	$55,093	$51,091
Due to a stockholder	36,627	36,627
Promissory notes payable	122,500	72,500

Total Liabilities	$214,220	$160,218

STOCKHOLDERS' DEFICIT

Common Stock

Authorized: 300,000,000 shares with a $0.00001 par value Issued and outstanding: 54,000,000 shares	$540	$540

Additional Paid-in Capital	207,610	206,710

Accumulated Deficit	(369,869)	(345,319)

Total Stockholders' Deficit	(161,719)	(138,069)

Total Liabilities and Stockholders' Deficit	$52,501	$22,149

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

OPERATING EXPENSES

Interest expense	-	800	-	2,400
Office and administrative	2,511	2,053	9,044	5,422
Professional fees	1,500	1,500	8,500	8,800
Transfer agent and filing fees	1,228	8,170	7,006	15,807
Travel	-	2,040	-	2,040
Total Operating Expenses	5,239	14,563	24,550	34,469

OTHER INCOME
Other income	-	-	-	97,862

NET INCOME (LOSS)	$(5,239)	$(14,563)	$(24,550)	$63,393

NET LOSS PER COMMON SHARE:

Basic and Diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000	54,000,000	54,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES

Net (loss) income	$(24,550)	$63,393

Adjustments to reconcile net (loss) income to net cash used in operating activities:
- Donated rent	900	900

Change in operating assets and liabilities:
- Prepaid expenses	-	650
-(Decrease) Increase in accounts & interest payable	4,002	6,913

Net Cash (used in) Operating Activities	(19,648)	71,856

FINANCING ACTIVITIES

Proceeds from issuance of promissory note payable	50,000	-
Principal payments on long term debt	-	(28,500)

Net Cash Provided By Financing Activities	50,000	(28,500)

CHANGE IN CASH	30,352	43,356

CASH - Beginning of Period	22,149	2,556

CASH - End of Period	$52,501	$45,912

Non-Cash Transactions
Reclass from convertible to non-convertible debt	$-	$32,500

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
Notes to the Unaudited Financial Statements
September 30, 2014

1.              Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Spire Technologies Inc. ("Spire" or the "Company") have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Spire's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2013, as reported in Form 10-K, have been omitted. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

In the quarter ending September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

2.                 Going Concern

As at September 30, 2014, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.                 Related Party Transactions

As at September 30, 2014 a director of the Company is owed $36,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2014, the President has provided office space valued at $900 which was recorded as donated capital.

4.                 Notes Payable

During the nine months ended September 30, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  The amount due is unsecured, non-interest bearing and due on demand.

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

Overview

We were incorporated in the State of Nevada on September 20, 2000 as Dundee Mining Inc.  On October 2, 2002, we changed our name to Dravco Mining Inc.  Our original plan of operation was to prospect for gold in the Nickel Plate Mountain area of Hedley, Osoyoos Mining Division, British Columbia, Canada.  Due to our failure to commence our exploration work on a timely basis our original geologist was unavailable to do work for us.  Our continued search for a new geologist was not successful. We continued to hold the property until September 2008, but at the time of renewal decided to forfeit the mineral claims due to the costs associated with maintaining title to the claims.  As a result, we have been exploring alternative business opportunities.

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

During the nine months ended September 30, 2014, each of Spire and Health Matrix agreed that the Letter of Intent would not be extended, nor would either party proceed to complete the transactions contemplated in the Letter of Intent. At the date of this report, we continue to explore alternative business opportunities.

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

Liquidity and Capital Resources

At September 30, 2014, we had total assets of $52,501, comprised solely of cash.  Our liabilities were $214,220, resulting in a working capital deficit of $(161,719), compared to $22,149 in total assets and total liabilities of $160,218 for the year ended December 31, 2013.

Net cash from (used in) operating activities was $(19,648) and $71,856 for the nine months ended September 30, 2014 and 2013, respectively.  Cash from operating activities in 2013 was due to receipt of funds received in respect of a breakup fee paid to the Company regarding a failed merger transaction with a prior prospective merger candidate (Paradox Resources Inc.).

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2014 was $200,050.  To date, our management has advanced a total of $36,627 (December 31, 2013 $36,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that management will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

On May 15, 2012 we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bared interest at a rate of 6% per annum and was due in full on June 15, 2012.  During the nine months ended September 30, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 we borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

During the nine months ended September 30, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  The amount due is unsecured, non-interest bearing and due on demand.

Deficit accumulated since inception is $(369,869).  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Results of Operations

We did not generate any revenues during the periods ended September 30, 2014 and 2013.

During the nine month periods ended September 30, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended September 30, 2014 and 2013

We had a net loss of $(5,239) for the three months ended September 30, 2014 compared to a net loss of $(14,563) for the same period ended 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $5,239 and $14,563 for the three months ended September 30, 2014 and 2013, respectively.  During the period ended September 30, 2014, total operating expenses decreased by $9,324.  At September 30, 2013, operating expenses were greater due to increased professional fees incurred with the proposed merger with Paradox Resources Inc.  At September 30, 2014 expenses were comprised of $2,511 in office and administrative costs, $1,500 in professional fees for the review of our interim financial statements and $1,228 for the filing of our financial statements and other disclosure documents to maintain the Company in good standing.

For the nine months ended September 30, 2014 and 2013

We did not generate any revenue during the nine month periods ended September 30, 2014 and 2013.  We had a net loss of $(24,550) for the nine months ended September 30, 2014 compared to net income of $63,393 for the same period ended 2013.  At September 30, 2013, the Company received $97,862 in respect of a breakup fee paid to the Company regarding the failed merger transaction with a prior prospective merger candidate, which was recorded as other income during the period.

During the periods ended September 30, 2014 and 2013, the Company's operating expenses were $24,550 and $34,469 respectively.   Operating expenses at September 30, 2014 were comprised of $9,044 in office and administrative costs, $8,500 in professional fees (audit fees) and $7,006 in transfer agent and filing fees.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd day of November 2014.

SPIRE TECHNOLOGIES INC. (Registrant)

BY:	/s/ RANIERO CORSINI
Raniero Corsini
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer and member of the Board of Directors