Form 10-K
period 2014-12-31
SPIRE TECHNOLOGIES INC.
filed 2015-03-20
CIK 1130808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule
12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]     NO [   ]

The aggregate market value of the voting common stock held by non-affiliates (24,000,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the market price of $0.10 was $2,400,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates".

On March 19, 2015, the Registrant had 54,000,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

SPIRE TECHNOLOGIES INC.

Index to Form 10-K
For the Fiscal Year Ended December 31, 2014

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider the following:

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

History

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

During the year ended December 31, 2014, each of Spire and Health Matrix agreed that the Letter of Intent would not be extended, nor would either party proceed to complete the transactions contemplated in the Letter of Intent. At the date of this report, we continue to explore alternative business opportunities.

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our management would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel;
-	the anticipated acceptability of new products or marketing concepts;
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

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our management to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our management, who are not professional business analysts.

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

Specifically, we intend to conduct our activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 ("Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933, as amended (the "Act"). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

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

Employees

We currently have no employees other than our sole officer and our Board of Directors. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.         PROPERTIES

We own no real property. We currently maintain limited office space located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  We have no monthly rent, but expense a monthly fee of $100 towards donated rent.  Raniero Corsini, our president, chief financial officer and director, provides us his office in which we conduct business on our behalf.  Mr. Corsini does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.  We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently traded on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter marketplace under the name "Spire Technologies Inc." and under the symbol "SPTK". Our common stock par value is $0.00001 per share.

There is no established trading market for shares of our common stock and there have been a limited number of trades of our common stock on the OTC Bulletin Board ("OTCBB") during the last two fiscal years.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sale price for our common stock, as reported on the OTCBB system.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year – 2014	High	Low

Fourth Quarter 10-1-14 to 12-31-14	$0.01	$0.01
Third Quarter 7-1-14 to 9-30-14	$0.10	$0.01
Second Quarter 4-1-14 to 6-30-14	$0.71	$0.05
First Quarter 1-1-14 to 3-31-14	$0.71	$0.71

Fiscal Year – 2013	High	Low

Fourth Quarter 10-1-13 to 12-31-13	$0.71	$0.24
Third Quarter 7-1-13 to 9-30-13	$0.71	$0.71
Second Quarter 4-1-13 to 6-30-13	$0.71	$0.71
First Quarter 1-1-13 to 3-31-13	$0.71	$0.71

Shareholders

At December 31, 2014 the Company had 32 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

Rule 15g-9 requires broker/dealers to approve the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Issuer Repurchases of Equity Securities

None.

ITEM 6.         SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company's management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Spire Technologies Inc. upon which to base an evaluation of our performance.  We are a growth stage corporation and have not generated any revenues from operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We presently finance our operations through debt and equity financings.  We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. If financing is not available on acceptable terms, we may be unable to continue, develop or expand our operations.  Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2014, we had total assets of $18,136, comprised solely of cash.  Our liabilities were $197,593, resulting in a working capital deficit of $179,457, compared to $22,149 in total assets and total liabilities of $160,218 for the year ended December 31, 2013.

Net cash from (used in) operating activities was $(24,013) and $48,093 for the year ended December 31, 2014 and 2013, respectively.  Cash from operating activities in fiscal 2013 was due to receipt of funds received in respect of a breakup fee paid to the Company regarding a failed merger transaction with a prior prospective merger candidate (Paradox Resources Inc.).

Net cash provided by (used in) financing activities was $20,000 and $(28,500) for the twelve months ended December 31, 2014 and 2013, respectively.  To date, our management has advanced a total of $36,627 (December 31, 2013- $36,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that our management will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

On May 15, 2012 we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bared interest at a rate of 6% per annum and was due in full on June 15, 2012.  During the year ended December 31, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 we borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

During the year ended December 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  As of the date of this report, $30,000 has been repaid. The loan is unsecured, subject to a one-time interest charge of $7,000 and is repayable on March 31, 2015.

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

Deficit accumulated is $(387,907).   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

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

Plan of Operation

Currently we are a growth stage corporation.  A growth stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Our plan of operation for the next twelve months will be  (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Activities

For the Years Ended December 31, 2014 and 2013

We did not generate any revenues from operations during the fiscal years ended December 31, 2014 and 2013.

During the fiscal years ended December 31, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $(42,588) for the year ended December 31, 2014 compared to net income of $36,927 for the year ended December 31, 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $30,838 and $57,735 for the years ended December 31, 2014 and 2013, respectively.  During the year ended December 31, 2014, total operating expenses decreased by $26,897.  Operating expenses were greater at December 31, 2013 largely due to increased professional fees (legal, accounting and audit) associated with the preparation of documentation for the proposed merger with Paradox Basin Resources Corp.  Operating expenses at December 31, 2014 were comprised of $10,946 in office and administrative costs (2013 - $12,541), $10,000 in professional fees (2013 - $25,250), $8,983 in transfer agent and filing fees (2013 - $17,904) and $909 in travel expenses (2013 - $2,040).  Other income during fiscal 2014 was $11,750 in interest expense paid on note payables still outstanding in the Company (2013 - $94,662).

As of December 31, 2014, we have yet to generate revenues from our business operations.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

SPIRE TECHNOLOGIES INC.
December 31, 2014 and 2013

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Expenses	F–3

Statements of Stockholders' Equity (Deficit)	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spire Technologies Inc
Toronto, ON

We have audited the accompanying balance sheets of Spire Technologies Inc. (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, shareholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

March 20, 2015

SPIRE TECHNOLOGIES INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$18,136	$22,149

Total Assets	$18,136	$22,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts & interest payable	$68,466	$51,091
Due to a stockholder	36,627	36,627
Promissory notes payable	92,500	72,500

Total Liabilities	$197,593	$160,218

STOCKHOLDERS' DEFICIT

Common Stock
Authorized: 300,000,000 shares with a $0.00001 par value Issued and outstanding: 54,000,000 shares as of December 31, 2014 and 2013	$540	$540

Additional Paid-in Capital	207,910	206,710

Accumulated Deficit	(387,907)	(345,319)
	-
Total Stockholders' Deficit	(179,457)	(138,069)

Total Liabilities and Stockholders' Deficit	$18,136	$22,149

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
STATEMENTS OF EXPENSES

	For the Year Ended December 31,
	2014	2013

OPERATING EXPENSES

General and Administrative	10,946	12,541
Professional fees	10,000	25,250
Transfer agent and filing fees	8,983	17,904
Travel	909	2,040
	30,838	57,735

NET LOSS FROM OPERATIONS	$(30,838)	$(57,735)

OTHER INCOME

Other income	(11,750)	94,662

NET INCOME (LOSS)	$(42,588)	$36,927

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2014 and 2013

	Common Shares				Total
	Number	Par Value	Additional Paid- in Capital	Accumulated Deficit	Shareholders' Deficit

Balance, December 31, 2012	54,000,000	540	205,510	(382,246)	(176,196)

Donated rent	-	-	1,200	-	1,200

Net income in 2013	-	-		36,927	36,927

Balance, December 31, 2013	54,000,000	540	206,710	(345,319)	(138,069)

Donated rent	-	-	1,200	-	1,200

Net loss in 2014	-	-	-	(42,588)	(42,588)

Balance, December 31, 2014	54,000,000	$540	$207,910	$(387,907)	$(179,457)

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013

OPERATING ACTIVITIES

Net income (loss)	$(42,588)	$36,927
Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	1,200	1,200

Change in operating assets and liabilities:
- Prepaid expenses	-	650
- (Decrease) Increase in accounts & interest payable	17,375	9,316

Net Cash (used in) Operating Activities	(24,013)	48,093

FINANCING ACTIVITIES

Proceeds from issuance of promissory note payable	50,000	-
Repayments on promissory note payable	(30,000)	-
Principal payments on long term debt	-	(28,500)

Net Cash Provided By Financing Activities	20,000	(28,500)

CHANGE IN CASH	(4,013)	19,593
	-
CASH - Beginning of Period	22,149	2,556

CASH - End of Period	$18,136	$22,149

Non-Cash Transactions
Reclass for convertible debentures to nonconvertible promissory notes	$-	$32,500

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

SPIRE TECHNOLOGIES INC.
Notes to the Financial Statements
December 31, 2014 and 2013

1.	Nature of Business

Spire Technologies Inc. ("we", "our" or the "Company") was incorporated in Nevada on September 20, 2000.  The Company's principal business plan up to December 2008 was to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company is now seeking alternative business opportunities and is furthering its business plan.

2.	Going Concern

As at December 31, 2014, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company's fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

SPIRE TECHNOLOGIES INC.
Notes to the Financial Statements
December 31, 2014 and 2013

3.	Summary of Significant Accounting Policies (continued)

c)	Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As of December 31, 2014, there are no amounts that exceed the federally insured limits

d)	Long-lived Assets

ASC topic 360, "Property, Plant and Equipment" establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  There are no long-lived assets at December 31, 2014 and 2013.

e)	Fair Value of Financial Instruments

The Company has adopted ASC topic 820, "Fair Value Measurements and Disclosures" which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company's financial instruments consist of cash, payables, and notes payable.  The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

SPIRE TECHNOLOGIES INC.
Notes to the Financial Statements
December 31, 2014 and 2013

3.   Summary of Significant Accounting Policies (continued)

f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a major financial institution in Canada.

g)	Income Taxes

We account for income taxes in accordance with ASC topic 740, "Income Taxes."  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

h)	Earnings Per Share

The Company computes loss per share in accordance with ASC topic 260, "Earnings Per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

i)	Recent Accounting Pronouncements

Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

4.    Related Party Transactions

As at December 31, 2014 and 2013, a director of the Company is owed $36,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the twelve months ended December 31, 2014, the Company's management provided office space valued at $1,200 which was recorded as donated capital.

SPIRE TECHNOLOGIES INC.
Notes to the Financial Statements
December 31, 2014 and 2013

5.	Notes Payable

During the year ended December 31, 2012, we borrowed $32,500 under two convertible debentures. The debentures bear interest of 10% per annum. The debentures matured on January 31, 2013 and March 1, 2013. As of the date of this report, the notes are no longer convertible as the notes were only convertible through maturity date.

On May 15, 2012 we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bared interest at a rate of 6% per annum and was due in full on June 15, 2012.  During the year ended December 31, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 we borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

During the year ended December 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  As of the date of this report, $30,000 has been repaid. The loan is unsecured, subject to a one-time interest charge of $7,000 and is repayable on March 31, 2015.

6.	Other Income

Other income of $97,862 recorded in fiscal 2013 was a breakup fee paid to the Company to offset due diligence costs incurred in connection with a proposed merger that did not conclude. The Company did not have any events of this nature during 2014.

7.	Income Taxes

Deferred income tax assets and liabilities as at December 31, 2014 and 2013 are as follows:

	2014	2013

Net operating losses carried forward	$84,215	$69,729
Valuation allowance	(84,215)	(69,729)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $240,614 available to offset taxable income in future years which expire in fiscal years ended 2022 through 2032.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the fiscal years ended December 31, 2014 and 2013, included in this report have been audited by MaloneBailey, LLP, 9801 Westheimer Rd., Suite 1100, Houston, TX 77042 as set forth in their report included herein. There have been no disagreements with MaloneBailey, LLP, on accounting and financial disclosures.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2014, management has concluded that the

Company's internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2014:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of two members, one member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2014 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

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

As of December 31, 2014 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.
We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees during the last fiscal year.

Name	Age	Title

Rodney Lozinski	60	Director *Resigned from positions of: President, Principal Executive and Principal Financial Officer, Secretary, Treasurer and Principal Accounting Officer on November 1, 2013

Raniero Corsini	51	President, Principal Executive and Principal Financial Officer, Secretary, Treasurer, Principal Accounting Officer and Director effective November 1, 2013

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

Raniero Corsini, President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary Principal Accounting Officer & Director

Mr. Corsini is the founder of Carlisle Bancorp, an international merchant bank based in Toronto, Canada, and currently serves as its President and CEO.  From 2009 to 2011 he was the President & CEO of Monarch Wealth Corp., an independent wealth management firm and grew its assets to over C$600 million. From 2001 to 2009 he also served as the President of Sentry Select UK and SVP of its Canadian operations where he grew the asset management business with assets over C$8 billion. Mr. Corsini received a BBA from the United States International University in London, UK and is fluent in six languages.  Mr. Corsini has served as a director of SmartChase Corp. (OTCQB: SCHS) since March 2012 and was a director of MeeMee Media Inc. (OTCQB: MEME) from July 2010 through July 2013.

Terms of Office

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of the Company's stockholders or until removed from office in accordance with the Company's bylaws and the provisions of the Nevada Revised Statutes.  The Company's directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company's bylaws and the provisions of the Nevada Revised Statutes.

The Company's officers are appointed by the Company's Board of Directors and hold office until removed by the Board or until he or she resigns.

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

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended December 31 2014.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

The Company does not presently have, among its officers and directors, a person meeting considered an "audit committee financial expert" as defined in Item 401 of Regulation S-K and given our financial circumstances, we do not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

It is anticipated that the Board of Directors will form separate audit, compensation and nominating committees at such time as the Company's operations have expanded.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and persons who beneficially owned more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company's knowledge, all such reports as required to be filed during the 2014 fiscal year were filed on a timely basis in compliance with Section 16(a).

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company's Code of Ethics is included as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The Company's Code of Ethics is incorporated by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2014 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Rodney Lozinski:	2014	0	0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0	0
(Former President, former Principal Executive Officer, former Principal Financial Officer, former Secretary, former Treasurer and former Principal Accounting Officer. Resigned 11/1/13)	2012	0	0	0	0	0	0	0	0

Raniero Corsini:	2014	0	0	0	0	0	0	0	0
President, Principal Executive	2013	0	0	0	0	0	0	0	0
Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	2012	0	0	0	0	0	0	0	0

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

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth information with respect to compensation paid by us to directors during the last completed fiscal year.  Our fiscal year end is December 31, 2014.

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

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada Law

Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138, or
(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, Section 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138; or
(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of December 31, 2014, with the computation being based upon 54,000,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class (1)
Officers and Directors

Rodney Lozinski Unit 404-#101- 1865 Dilworth Dr. Kelowna, British Columbia V1Y 9T1	30,000,000	Director	55.56%

Raniero Corsini Suite 201 – 55 York Street Toronto, ON M5J 1R7	0	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	0%

All Officers and Directors as a Group (2 Persons)	30,000,000		55.56%

Principal Stockholders

Cede & Co. (FAST) (2) PO 2020 Bowling Green Station New York, NY 10004			23.84%

(1)	Percentage based on 54,000,000 shares of common stock outstanding on December 31, 2014

(2)
Cede & Co. acting as a depository service for beneficial holders of the Company's common stock, holds an aggregate of 12,874,200 common shares. The beneficial owners of such shares are not known to the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Business Relationships

During the fiscal year ended December 31, 2014, Mr. Corsini our current president, principal executive officer, principal financial officer, secretary, treasurer and director provided us with office space to conduct our business.  Mr. Corsini has not received any remuneration for the use of the office space.

At December 31, 2014, Rodney Lozinski, a director is owed $36,627 for loans previously advanced.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange.  Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, one of the members of our Board of Directors is independent.

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

2014	$10,000	MaloneBailey,LLP
2013	$9,500	MaloneBailey,LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$-	MaloneBailey,LLP
2013	$-	MaloneBailey,LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$-	MaloneBailey,LLP
2013	$-	MaloneBailey,LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$-	MaloneBailey,LLP
2013	$-	MaloneBailey,LLP

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following financial statements are set forth in Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Expenses	F–3
Statements of Stockholders' Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

b)	The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Certificate of Amendment of Articles of Incorporation – Name Change to Dravco Mining Inc.	SB-2/A4	October 10, 2002	3.1
3.2	Amended Bylaws	SB-2/A4	October 10, 2002	3.2
3.3	Articles of Incorporation of Dundee Mining Inc.	SB-2	January 19, 2001	3.3
3.4	Bylaws of Dundee Mining Inc.	SB-2	January 19, 2001	3.4
3.5	Amendments to the Articles of Incorporation of Dravco Mining Inc.	10-Q	October 30, 2013	3.5
4.1	Specimen Stock Certificate	SB-2	January 19, 2001	4.1
10.1	Trust Agreement	SB-2	January 19, 2001	10.1
10.2	Bill of Sale Absolute	SB-2	January 19, 2001	10.2
14.1	Code of Ethics	10-KSB	March 30, 2005	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March 2015.

SPIRE TECHNOLOGIES INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By: /s/ RANIERO CORSINI	President, Principal Executive Officer,
Raniero Corsini	Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	March 19th, 2015

By: /s/ RODNEY LOZINSKI
Rodney Lozinski	Director	March 19th, 2015