Form 10-Q
period 2015-04-27
SPIRE TECHNOLOGIES INC.
filed 2015-04-29
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50664

SPIRE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 201 – 55 York Street
Toronto, Ontario, Canada M5J 1R7
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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000,000 as of April 24, 2015.

SPIRE TECHNOLOGIES INC.

Index to Form 10-Q
For the Quarterly Period Ended March 31, 2015

SPIRE TECHNOLOGIES INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$8,075	$18,136

Total Assets	$8,075	$18,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts & interest payable	$72,604	$68,466
Due to a stockholder	36,627	36,627
Promissory notes payable	92,500	92,500

Total Liabilities	$201,731	$197,593

STOCKHOLDERS' DEFICIT

Common Stock
Authorized: 300,000,000 shares with a $0.00001 par value

Issued and outstanding: 54,000,000 shares as of March 31, 2015 and December 31, 2014	$540	$540

Additional Paid-in Capital	208,210	207,910

Accumulated Deficit	(402,406)	(387,907)

Total Stockholders' Deficit	(193,656)	(179,457)

Total Liabilities and Stockholders' Deficit	$8,075	$18,136

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING EXPENSES

General and Administrative	1,864	4,545
Professional fees	5,000	5,000
Transfer agent and filing fees	7,635	4,498
Total Operating Expenses	14,499	14,043

NET INCOME (LOSS)	$(14,499)	$(14,043)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(14,499)	$(14,043)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	300	300

Change in operating assets and liabilities:
- Increase in accounts & interest payable	4,138	2,264

Net Cash used in Operating Activities	(10,061)	(11,479)

FINANCING ACTIVITIES

Proceeds from issuance of promissory note payable	-	50,000

Net Cash Provided By Financing Activities	-	50,000

CHANGE IN CASH	(10,061)	38,521

CASH - Beginning of Period	18,136	22,149

CASH - End of Period	$8,075	$60,670
SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
Notes to the Unaudited Financial Statements
March 31, 2015

1.	Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Spire Technologies Inc. ("Spire" or the "Company") have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Spire's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2014, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.        Going Concern

As at March 31, 2015, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.        Related Party Transactions

As at March 31, 2015 a director of the Company is owed $36,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2015, the President has provided office space valued at $300 which was recorded as donated capital.

4.	Notes Payable

During the year ended December 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  As of December 31, 2014, $30,000 has been repaid. The loan is unsecured, subject to a one-time interest charge of $7,000 and is repayable on March 31, 2015.  As at March 31, 2015, the balance of the loan has not been repaid and is in default.

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

We have no employees and own no property.  We have no monthly rent but expense a monthly fee of $100 towards donated rent.  Raniero Corsini, our president, chief executive officer, chief financial officer and director, provides us his office in which we conduct business on our behalf.  Mr. Corsini does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.  We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

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

Liquidity and Capital Resources

At March 31, 2015, we had total assets of $8,075, comprised solely of cash.  Our liabilities were $201,731, resulting in a working capital deficit of $(193,656), compared to $18,136 in total assets and total liabilities of $197,593 for the year ended December 31, 2014.

Net cash from (used in) operating activities was $(10,061) and $(11,479) for the three months ended March 31, 2015 and 2014, respectively.

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

Since inception, we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  To date, our management has advanced a total of $36,627 (December 31, 2014 - $36,627) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that management will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

On May 15, 2012 we borrowed $28,500 from a non-related party under a promissory note.  The promissory note bared interest at a rate of 6% per annum and was due in full on June 15, 2012.  During the fiscal year ended December 31, 2013, the principal and accrued interest on the note was repaid in full.

On August 31, 2012 we borrowed an aggregate of $25,000 from two non-related parties under promissory notes.  The notes bear an interest amount equal to $2,500 and were due on September 15, 2012.  As of the date of this report the promissory notes have not been repaid and are in default.

During the year ended December 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  As of the date of this report, $30,000 has been repaid. The loan is unsecured, subject to a one-time interest charge of $7,000 and is repayable on March 31, 2015.  As of the date of this report, the loan has not been repaid and is in default.

Deficit accumulated since inception is $(402,406).  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Plan of Operation

Currently, we are a growth stage corporation.  A growth stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Our plan of operation for the next twelve months will be (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended March 31, 2015 and 2014

We did not generate any revenues during the periods ended March 31, 2015 and 2014.

During the three month periods ended March 31, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $(14,499) for the three months ended March 31, 2015 compared to a net loss of $(14,043) for the same period ended 2014.  The change is explained below.

Operating Expenses:  Operating expenses were $14,499 and $14,043 for the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015 expenses were comprised of $1,864 in general and administrative costs (2014 - $4,545), $5,000 in professional fees for the review of our interim financial statements (2014 - $5,000) and $7,635 for the filing of our financial statements and other disclosure documents to maintain the Company in good standing (2014 - $4,498).

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

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2014 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 24th day of April 2015.

SPIRE TECHNOLOGIES INC. (Registrant)

BY:	RANIERO CORSINI Raniero Corsini President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer and member of the Board of Directors