Form 10-Q
period 2015-06-30
SPIRE TECHNOLOGIES INC.
filed 2015-08-05
CIK 1130808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000,000 as of August 3, 2015.

SPIRE TECHNOLOGIES INC.

Index to Form 10-Q
For the Quarterly Period Ended June 30, 2015

SPIRE TECHNOLOGIES INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$875	$18,136

Total Assets	$875	$18,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts & interest payable	$72,287	$68,466
Due to a stockholder	36,627	36,627
Promissory notes payable	92,500	92,500

Total Liabilities	$201,414	$197,593

STOCKHOLDERS' DEFICIT

Common Stock

Authorized: 300,000,000 shares with a $0.00001 par value Issued and outstanding: 54,000,000 shares as of June 30, 2015 and December 31, 2014	$540	$540

Additional Paid-in Capital	208,510	207,910

Accumulated Deficit	(409,589)	(387,907)

Total Stockholders' Deficit	(200,539)	(179,457)

Total Liabilities and Stockholders' Deficit	$875	$18,136

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

OPERATING EXPENSES

General and Administrative	1,838	1,988	3,702	6,533
Professional fees	1,500	2,000	6,500	7,000
Transfer agent and filing fees	3,845	1,280	11,480	5,778
Total Operating Expenses	7,183	5,268	21,682	19,311

NET INCOME (LOSS)	$(7,183)	$(5,268)	$(21,682)	$(19,311)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,000,000	54,000,000	54,000,000	54,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(21,682)	$(19,311)

Adjustments to reconcile net loss to net cash used in operating activities:
- Donated rent	600	600

Change in operating assets and liabilities:
- Increase in accounts & interest payable	3,821	3,642

Net Cash used in Operating Activities	(17,261)	(15,069)

FINANCING ACTIVITIES

Proceeds from issuance of promissory note payable	-	50,000

Net Cash Provided By Financing Activities	-	50,000

CHANGE IN CASH	(17,261)	34,931

CASH - Beginning of Period	18,136	22,149

CASH - End of Period	$875	$57,080

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SPIRE TECHNOLOGIES INC.
Notes to the Unaudited Financial Statements
June 30, 2015

1.	Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Spire Technologies Inc. ("Spire" or the "Company") have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Spire's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2014, as reported in Form 10-K, have been omitted. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.       Going Concern

As at June 30, 2015, the Company has never generated any revenues, and has accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements, raise additional capital; which will likely involve the issuance of debt and/or equity securities, and to identify any new business opportunities.

3.       Related Party Transactions

As at June 30, 2015 a director of the Company is owed $36,627 for expenses paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2015, the President has provided office space valued at $600 which was recorded as donated capital.

4.	Notes Payable

During the year ended December 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  As of December 31, 2014, $30,000 has been repaid. The loan is unsecured, subject to a one-time interest charge of $7,000 and was repayable on March 31, 2015.  As at June 30, 2015, the balance of the loan has not been repaid and is in default.

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

On August 28, 2013, we entered into a Letter of Intent to acquire 100% of the outstanding equity securities of Health Matrix, LLC ("Matrix"); such that at the conclusion of the transaction, Health Matrix, LLC would become a wholly owned subsidiary of Spire Technologies Inc. pursuant to a share exchange agreement.  As a condition of the proposed transaction with Matrix we changed our name from Dravco Mining Inc. to Spire Technologies Inc. to better reflect our change in business direction. During the year ended December 31, 2014, each of Spire and Health Matrix agreed that the Letter of Intent would not be extended, nor would either party proceed to complete the transactions contemplated in the Letter of Intent.

Subsequent to the period covered by this Current Report on Form 10-Q, on July 5, 2015, Spire entered into a Letter of Intent with Willie Ten Haaf and Stuart Lee (collectively referred to as "Principals") to acquire all the right, title and interest of the Principals in and to the method, process and technologies for the extraction of phospholipids (PL-60), phosvitin (phosvitin phosphopeptides - PPP), egg oil (lysolecithin) from egg yolk using the proprietary Continuous Flow Sub-Cavitation Technology (the "Technology"). Under the terms of the LOI, the acquisition of the Technology would primarily be paid for with equity consideration to the Principals, subject to an Earn-Out Agreement. Completion of the proposed transaction  under the LOI (the "Transaction") is dependent on, among other things, a financing of not less than $2,000,000.00 before fees and expenses, the completion of due diligence satisfactory to Spire, and the receipt of any necessary regulatory approvals or consents (including shareholder consents), and taking into account applicable securities law considerations.  The parties' objective is to close the Transaction on or before September 30, 2015.

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

Liquidity and Capital Resources

At June 30, 2015, we had total assets of $875, comprised solely of cash.  Our liabilities were $201,414, resulting in a working capital deficit of $(200,539), compared to $18,136 in total assets and total liabilities of $197,593 for the year ended December 31, 2014.

Net cash from (used in) operating activities was $(17,261) and $(15,069) for the six months ended June 30, 2015 and 2014, respectively.

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

During the year ended December 31, 2014, the Company borrowed $50,000 from a non-related party under a short-term loan.  As of the date of this report, $30,000 has been repaid. The loan is unsecured, subject to a one-time interest charge of $7,000 and was repayable on March 31, 2015.  As of the date of this report, the loan has not been repaid and is in default.

Deficit accumulated since inception is $(409,589). Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

On July 5, 2015, we entered into a Letter of Intent with Willie Ten Haaf and Stuart Lee (collectively referred to as "Principals") to acquire all the right, title and interest of the Principals in and to the method, process and technologies for the extraction of phospholipids (PL-60), phosvitin (phosvitin phosphopeptides - PPP), egg oil (lysolecithin) from egg yolk using the proprietary Continuous Flow Sub-Cavitation Technology. This new patentable extraction technology provides for faster processing time, higher volume, higher margins, higher-grade product output, no waste products and uses no dangerous chemicals.

Our plan of operation for the next twelve months will be to work towards the completion of the proposed transaction under the LOI executed on July 5, 2015.   In the event the transaction does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

We did not generate any revenues during the periods ended June 30, 2015 and 2014.

During the six month periods ended June 30, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended June 30, 2015 and 2014

We had a net loss of $(7,183) for the three months ended June 30, 2015 compared to a net loss of $(5,268) for the same period ended 2014.  The change is explained below.

Operating Expenses:  Operating expenses were $7,183 and $5,268 for the three months ended June 30, 2015 and 2014, respectively.  At June 30, 2015 expenses were comprised of $1,838 in general and administrative costs (2014 - $1,988), $1,500 in professional fees for the review of our interim financial statements (2014 - $2,000) and $3,845 for the filing of our financial statements and other disclosure documents to maintain the Company in good standing (2014 - $1,280).

For the six months ended June 30, 2015 and 2014

We did not generate any revenue during the six month periods ended June 30, 2015 and 2014.  We had a net loss of $(21,682) for the six months ended June 30, 2015 compared to $(19,311) for the same period ended 2014.   During the periods ended June 30, 2015 and 2014, the Company's operating expenses were $21,682 and $19,311 respectively. Operating expenses at June 30, 2015 were $3,702 in office and administrative costs (2014 - $6,533), $6,500 in professional fees (2014 -$7,000) for audit expenses and $11,480 in transfer agent and filing fees for the filing of our financial statements and other disclosure documents to maintain the Company in good standing (2014 - $5,778). Transfer agent and filing fees were greater during the six months ended June 30, 2015 due to payment of an annual fee for listing on the OTCQB Venture Marketplace.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd day of August 2015.

SPIRE TECHNOLOGIES INC. (Registrant)

BY:	/s/ RANIERO CORSINI Raniero Corsini President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer and member of the Board of Directors